Form 10QSB
period 2000-01-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2000-08-10
CIK 1061316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2000
                              --------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                              ---------------------------   --------------------

Commission File number          0 - 27795
                      ----------------------------------------------------------


                     MEIER WORLDWIDE INTERMEDIA INC.
             -------------------------------------------------
            (Exact name of registrant as specified in charter)


        Nevada                                          52 - 2079421
---------------------------                   ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  Suite 320 - 1100 Melville Street
   Vancouver, BC, Canada                                    V6E 4A6
---------------------------                   ----------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (604) 689-7572
              --------------------------------------------------
              Registrant's telephone number, including area code

      --------------------------------------------------------------------
     (Former name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                               Outstanding as of August 3, 2000
---------------------------                   ----------------------------------

Common Stock with par value of $0.001 per share          12,355,260


               NQB Pink Sheets
-------------------------------------------------
(Name of Exchange that Stock is to be registered)

                        MEIER WORLDWIDE INTERMEDIA INC.
                        -------------------------------



                                    INDEX

                                                                            Page
                                                                             No.
                                                                            ----

PART ONE:   FINANCIAL INFORMATION

Item 1:     Interim Unaudited Consolidated Financial Statements                3

            Consolidated Balance Sheets as at January 31, 2000
            and October 31, 1999                                               4

            Consolidated Statements of Operations
              For the three months ended January 31, 2000 and 1999,
              and for the period from June 17, 1997 (Date of
              Inception) to January 31, 2000                                   5

            Statement of Changes in Stockholders' Equity
              For the period from June 17, 1997 (Date of Inception)
              to January 31, 2000                                              6

            Consolidated Statements of Cash Flows
              For the three months ended January 31, 2000 and
              1999, and for the period from June 17, 1997
              (Date of Inception) to January 31, 2000                          9

            Notes to the Interim Unaudited Consolidated Financial Statements  11

Item 2:     Plan of Operations                                                17

PART TWO:   OTHER INFORMATION

Item 1:     Legal Proceedings                                                 18

Item 3:     Defaults Upon Senior Securities                                   18


SIGNATURES                                                                    19

                        MEIER WORLDWIDE INTERMEDIA INC.
                        -------------------------------



                       PART ONE:   FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                         ITEM 1:   FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying interim unaudited consolidated balance sheets of Meier Worldwide Intermedia Inc. (the "Company") and its subsidiaries at January 31, 2000 and October 31, 1999 and the interim unaudited consolidated statements of operations and the interim unaudited consolidated statements of cash flows for the three months ended January 31, 2000 and for the period from June 17, 1997 (date of incorporation) to January 31, 2000 and the interim unaudited statement of changes in stockholders' equity for the period from June 17, 1997 (date of inception) to January 31, 2000, and the interim unaudited comparative statements thereto have been prepared by the Company's management, and they do not include all information and notes to the interim unaudited consolidated financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the first quarter ended January 31, 2000 are not necessarily indicative of the results that can be expected for the year ending October 31, 2000.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                   INTERIM UNAUDITED CONSOLIDATED BALANCE SHEETS
                    as at JANUARY 31, 2000 AND OCTOBER 31, 1999

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------

                                                             2000        1999
                                               Notes     (Unaudited)   (Audited)
                                            ------------------------------------
                ASSETS

CURRENT ASSETS
   Cash                                                  $       32  $       43
   Accounts receivable                                           70          68
                                                         -----------------------
                                                         $      102  $      111
                                                         =======================

              LIABILITIES

CURRENT LIABILITIES
   Accrued rent payable                          4       $   41,435 $    41,435
   Accounts payable - related parties                        10,919       3,288
   Accounts payable - other                                   8,505      15,343
                                                         -----------------------
   Total Current Liabilities                                 60,859      60,066

NON-CURRENT LIABILITIES
   Note payable - long-term portion              6           33,044      32,431
                                                         -----------------------

       Total Liabilities                                     93,903      92,497
                                                         -----------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock
    200,000,000 shares authorized at $0.001 par value;
    12,355,260 issued and outstanding                        12,355      12,355
Capital in excess of par value                            1,528,836   1,528,836
Accumulated deficit                                      (1,634,992) (1,633,577)
                                                         -----------------------

       Total Stockholders' Deficiency                       (93,801)    (92,386)
                                                         -----------------------

                                                         $      102  $      111
                                                         =======================

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------

                                                                    From
                                                                June 17, 1997
                                                                   (Date of
                                      Three Months               Inception) to
                                    Ended January 31,           January 31, 2000
                               -------------------------------------------------
                                 2000             1999
                                 ----             ----

REVENUES                      $       -       $       -            $    773,600
                               -------------------------------------------------

EXPENSES
Operating and administrative           802         26,620             2,154,598
Interest                               613          1,973                 8,733
Depreciation                          -              -                      502
                               -------------------------------------------------
                                     1,415         28,593             2,163,833
                               -------------------------------------------------

Net loss before other income
  and expense items                 (1,415)       (28,593)           (1,390,233)

Gain on transfer of subsidiaries
  to related party - Note 3           -           125,023               125,023
Loss of assets                        -              -                 (369,782)
                               -------------------------------------------------

NET (LOSS) INCOME             $     (1,415)   $    96,430          $ (1,634,992)
                               =================================================



NET (LOSS) INCOME
PER COMMON SHARE

Net loss before other income
  and expense items           $     (0.000)   $    (0.002)
Gain on transfer of
  subsidiaries to related
  party and loss of assets            -             0.011
                               --------------------------

Total Basic                   $     (0.000)   $     0.009
                               ==========================



AVERAGE OUTSTANDING
COMMON SHARES

Basic                           12,355,260     11,523,588
                               ==========================



The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                     INTERIM UNAUDITED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
   For the Period from June 17, 1997 (Date of Inception) to January 31, 2000

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------

                                                         Capital
                                                       in Excess of  Accumulated
                                   Common Stock         Par Value       Deficit
                              --------------------------------------------------
                                Shares      Amount
                                ------      ------


Balance, June 17, 1997
(Date of Inception)                -       $     -       $     -     $     -

Issuance of common stock
  for services - at $0.001 -
  June 30, 1997               3,600,000         3,600          -           -

Issuance of common stock
  for cash - at $0.001 -
  June 30, 1997               6,000,000         6,000          -           -

Issuance of common stock
  for assets and services
  - at $0.061 - July 30,
  1997                          400,000           400        24,009        -

Issuance of common stock
  for cash - at $0.50 -
  October 1997                  105,366           105        52,578        -

Issuance of common stock
  for cash - at $1.00 -
  October 1997                  141,625           142       141,483        -

Issuance of common stock
  for services - at $1.00 -
  October 1997                   61,551            62        61,489        -

Net loss from operations
  for the period June 17,
  1997 to October 31, 1997         -             -             -        (93,393)
                             ---------------------------------------------------

Balance, October 31, 1997    10,308,542    $   10,309    $  279,559  $  (93,393)





The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                     INTERIM UNAUDITED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
   For the Period from June 17, 1997 (Date of Inception) to January 31, 2000

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------

                                                         Capital
                                                       in Excess of  Accumulated
                                   Common Stock         Par Value       Deficit
                              --------------------------------------------------
                                Shares      Amount
                                ------      ------


Issuance of common
  stock for cash - at
  $0.50 - December 1997         394,634    $      395   $  196,922  $      -

Issuance of common
  stock for cash - at
  $1.00 - net of
  issuance expenses -
  December 1997                 169,327           169      164,122         -

Issuance of common
  stock for services -
  at $1.00 - December
  31, 1997                        4,038             4        4,038         -

Issuance of common
  stock for cash -
  at $1.00 - October
  31, 1998                      235,337           235      235,102         -

Issuance of common
  stock for services -
  at $1.00 - October 31,
  1998                          355,442           355      368,145         -

Net operating loss for
  the year ended October
  31, 1998                         -             -            -      (1,462,471)
                             ---------------------------------------------------

Balance, October 31,
  1998                       11,467,320    $   11,467   $1,247,888  $(1,555,864)






The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                     INTERIM UNAUDITED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
   For the Period from June 17, 1997 (Date of Inception) to January 31, 2000

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------

                                                         Capital
                                                       in Excess of  Accumulated
                                   Common Stock         Par Value       Deficit
                              --------------------------------------------------
                                Shares      Amount
                                ------      ------

Issuance of common
  stock for cash -
  at $1.00 - November
  and December 1998              81,560            82       81,478         -

Issuance of common
  stock for services -
  at $1.00 - January
  21, 1999                       12,000            12       11,988         -

Issuance of common
  stock for services -
  at $0.25 - May 18,
  1999                          200,000           200       49,800         -

Issuance of common
  stock for services -
  at $0.31 - July 9, 1999       100,000           100       30,900         -

Issuance of common
  stock for payment
  of debt at $0.20              494,380           494       98,382         -

Contribution to capital
  - expenses                       -             -           8,400         -

Net operating loss
  for the year ended
  October 31, 1999                 -             -            -         (77,713)
                             ---------------------------------------------------

Balance, October 31,
  1999                       12,355,260        12,355    1,528,836   (1,633,577)

Net operating loss
  for the three months
  ended January 31, 2000           -             -            -          (1,415)
                             ---------------------------------------------------

Balance, January 31,
  2000                       12,355,260    $   12,355   $1,528,836  $(1,634,992)
                             ===================================================


The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------

                                                                    From
                                                                June 17, 1997
                                                                   (Date of
                                      Three Months               Inception) to
                                    Ended January 31,           January 31, 2000
                               -------------------------------------------------
                                 2000             1999
                                 ----             ----
CASH FLOWS FROM THE
  FOLLOWING ACTIVITIES:

OPERATING ACTIVITIES

Net (loss) income             $     (1,415)   $   96,430            $(1,634,992)

Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

Common capital stock issued
  for services and
  expenses                            -           12,000                563,501
Accrued interest on note
  payable                              613          -                       613
Accounts receivable                   -          (36,870)                   (70)
Prepaid expenses                      -           23,105                   -
Accounts payable                       791      (133,469)                19,424
Accrued rent payable                  -         (142,698)                41,435
                               -------------------------------------------------
   Net cash deficiency
      from operations                  (11)     (181,502)            (1,010,089)
                               -------------------------------------------------

INVESTING ACTIVITIES

Advance security deposit -
  auto lease                         -             6,063                  -
                               -------------------------------------------------

FINANCING ACTIVITIES

Proceeds from issuance of
  capital stock - net of
  issuance costs                     -            81,560                977,690
Net proceeds from loans              -            66,435                 32,431
                               -------------------------------------------------
                                     -           147,995              1,010,121
                               -------------------------------------------------

Net (decrease) increase
  in cash                             (11)       (27,444)                    32
Cash, beginning of period              43         27,453                   -

                               -------------------------------------------------

Cash, ending of the period    $        32     $        9            $        32
                               =================================================


The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
         INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------

           SCHEDULE OF NONCASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES



Issuance of 4,061,551 shares common capital stock for services-
  related parties-1997                                               $   89,560
                                                                      ==========
Issuance of 359,480 shares common capital stock for services-
  related parties-1998                                               $  372,542
                                                                      ==========

Issuance of 312,000 shares common capital stock for services -
  1999                                                               $   93,000
                                                                      ==========

Issuance of 494,380 shares common capital stock for payment
  of debt - 1999                                                     $   98,876
                                                                      ==========

Contribution to capital - expenses - related party                   $    8,400
                                                                      ==========











The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   JANUARY 31, 2000

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------


1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada, USA, on June 17, 1997 with authorized capital stock of 200,000,000 shares with a par value of $0.001 per share.

The Company and its subsidiaries (referred to as the Company in this report) outlined in Note 3 was in the business of leasing sound studio space to the entertainment industry and the internet. After October 1998, the Company changed its business purpose to engage in film production and the multi-media interactive technology.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Accounting Methods
      ------------------

      The Company recognizes income and expenses based on the accrual method of accounting.

(b)   Dividend Policy
      ---------------

      The Company has not yet adopted any policy regarding the payment of dividends.

(c)   Cash and Cash Equivalents
      -------------------------

      The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months to be cash equivalents.

(d)   Basic and Diluted Net Income (Loss) per Share
      ---------------------------------------------

      Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
      (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

(e)   Income Taxes
      ------------

      On January 31, 2000, the Company had a net operating loss carryover of $1,634,992. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The net operating loss carryover will expire in 2006 for Canadian reporting and 2020 for U.S. reporting.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   JANUARY 31, 2000

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(f)   Principles of Consolidation
      ---------------------------

      The interim unaudited consolidated financial statements shown in this report include the accounts of the Company (the parent) and all of its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

(g)   Foreign Currency Translation
      ----------------------------

      Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. If a completed transaction has a balance sheet date between a later settlement date, resulting in a gain or loss, the amount is reported in the current period income statement. The functional currency is considered to be US dollars.

(h)   Recognition of Income
      ---------------------

      The principal income received by the Company was rental income which was assigned to income in the period defined by the lease agreements.

(i)   Financial Instruments
      ---------------------

      The carrying amounts of financial instruments, including cash, prepaid expenses, accounts receivable and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

(j)   Estimates and Assumptions
      -------------------------

      Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

(k)   Comprehensive Income
      ---------------------

      The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on January 31, 2000.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   JANUARY 31, 2000

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(l)   Recent Accounting Pronouncements
      --------------------------------

      The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   ACQUISITION OF SUBSIDIARIES

During 1997 and 1998, the Company organized and acquired all of the outstanding stock of the following subsidiaries, all of which were incorporated under the laws of British Columbia.

H.R.H. Productions Inc. - incorporated October 6, 1997 - movie production company - no operations;
Meier Studio Management Inc. - incorporated March 26, 1998 - movie production company - no operations;  and
Meier Entertainment Security Inc. - incorporated September 16, 1998 - movie production company - no operations.

4.   REAL PROPERTY LEASE-PURCHASE AGREEMENT

On August 18, 1997, a subsidiary, which was disposed on November 1, 1998, of the Company completed a lease agreement, including an option to purchase, with 289 Taurus Ventures Ltd. (a non-related party), for the land and building, located in Delta, BC, containing 65,000 square feet of building space and 13 acres of land for use in the motion picture industry.

The terms of the lease has a five year life with a five year renewal provision, and provides for an advance payment of $362,319, which was paid, and includes the following conditions to be performed by:

289 Taurus Ventures Ltd. (Landlord)
-----------------------------------

Construct an addition to the present building to increase its size to 180,000 square feet. In process.
Construct an office building on the front of the property containing 35,000 to 45, 000 square feet.
Construct an additional building of 1,000 by 100 feet with 50' high ceilings to be used as sound stages.
Construct an additional building of 25,000 square feet to be used for set construction.
Install landscaping, parking, roads and lighting. (not started by October 31,
1998)

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   JANUARY 31, 2000

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------


4.   REAL PROPERTY LEASE-PURCHASE AGREEMENT   (continued)

The Company (Tenant)
--------------------

A base rent for the building is $76,087 payable monthly, plus applicable taxes with additional monthly rents for the use of the land at $0.72 per square foot used, with a minimum of $3,623, plus taxes, plus additional rents to cover services and expenses paid on the property by the landlord with a minimum monthly amount of $4,438. The base rents are reduced to $25,362 per month until the addition to the present building is completed. Additional rents will be payable on the completion of the other buildings. During the term of the agreement, the base rents will be reduced by 25% with that amount being applied against the advance payment until it has been amortized.

The agreement provides for an option to purchase the property, which includes the completed addition, at any time within the term of the lease for CAD$17,500,000, increased by the costs, plus 10% of the new buildings and land improvements completed. On July 31 of each year, prior to this option being exercised, the price as determined at that time, shall be increased by 10%, less any additional rents received by the tenant and paid to the landlord under the sub lease agreement below. The tenant may sub lease the property, with the approval of the landlord, but the tenant must pay the landlord 90% of rent received over the base rent due by the tenant. Base rent, however, does not include land rent.

After August 17, 1998, the agreement provides for the landlord's right to require the tenant to exercise the option to purchase at any time during the remaining term of the lease and after a 90 day notice, to purchase within six months, and upon tenant's failure to purchase, the landlord may cancel the option.

At February 28, 1998, $43,478 of the advance payment had been amortized to expenses.

After notice, the landlord has a right to terminate the agreement if the rents and additional rents become 15 days past due. At February 28, 1998, $62,215 in lease payments were more than 15 days past due. However, past due payments had been made and the default satisfied. Prior to this lease agreement, the landlord used the property in his research and development activity. For reporting purposes, the lease is considered to be an operating lease.

In the fiscal year ended October 31, 1998, the lease and option to purchase was lost due to nonpayment of the lease amounts due by the Company and a legal action for eviction and damages was started by the lessor. However, the lessor has a legal responsibility to reduce the damages by using best efforts to re-lease the property. Management with council believe that the damages against the subsidiaries will not be more than $184,133 which has been accrued as a payable on the books of the subsidiaries. The Company has guaranteed $41,435 of the amount which remained as a payable on the books of the Company after the transfers of the subsidiaries shown in Notes 3 and 9.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   JANUARY 31, 2000

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------


5.   ACQUISITION OF MOTION PICTURE RIGHTS

During June 1997, the Company received the rights to produce a movie on the life of John Meier from an officer of the Company, which is recorded at no value.

6.   NOTE PAYABLE

On August 15, 1997, the Company received a loan of $27,397 from an nonrelated party. A legal action was started for collection of the amount due by the Company and a consent judgement was given by the Company whereby the Company agreed to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999.

7.   RELATED PARTY TRANSACTIONS

The interim unaudited consolidated balance sheets and the interim unaudited statements of changes in stockholders' equity and cash flows include identified related party transactions. See Note 9 for service contracts with officers of the Company and Note 5 for the acquisition of movie rights.

8.   CONTINUING AND CONTINGENT LIABILITIES

The Company may be liable as a guarantor on a legal action against a former subsidiary in the amount of $41,435 and is shown as part of the accounts payable. Refer to Note 4.

A legal action was started against the Company in 1999 by a former employee making claim for unpaid wages resulting from an alleged employment agreement. Management with council believe the claim is frivolous and without merit and the action has not been pursued by the plaintiff.

During October 1997, the Company entered into management agreement with an officer providing for the payment of monthly management fees of $5,000 plus expenses. The management agreement was cancelled effective November 1, 1999.

On November 1, 1998, all of the stock of the subsidiaries, identified in Note 3, was transferred to a related party and the Company discontinued the operations they conducted. The transfer resulted in a net gain to the Company. Management with council believes that there will be no contingent liability resulting from the transfer. However, the Company will continue to carry the liability referred to in Note 4 until the amount is settled.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   JANUARY 31, 2000

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------


9.   GOING CONCERN

The Company does not have the working capital to service its debt for the coming year and will need additional working capital for its planned activity. Continuation of the Company as a going concern is dependent upon obtaining additional working capital to operate for the coming year and the management of the Company has developed a strategy, which it believes will accomplish this objective through seeking additional equity funding and long term financing, which will enable the Company to service its debt and continue to operate for the coming year.

                        MEIER WORLDWIDE INTERMEDIA INC.
                        -------------------------------



                       PART ONE:   FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                         ITEM 2:   PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company was previously in the business of leasing sound studio space to the entertainment industry. Subsequent to October 1998, the Company changed its business purpose to engage in film production and multi-media interactive technology, which are both in the development phases.


Liquidity and Capital Resources
-------------------------------

As at January 31, 2000, the Company has a nominal cash balance of $32 and a working capital deficiency of $60,757. The Company will need additional working capital to finance its operations and its business activities. The directors and officers of the Company are prepared to offer interim financing, but financing from other sources are necessary to ensure the success of the Company.


Results of Operations
---------------------

For the three month period ended January 31, 2000, the Company had no operations.

                        MEIER WORLDWIDE INTERMEDIA INC.
                        -------------------------------



                       PART TWO:   OTHER INFORMATION



Item 1:   Legal Proceedings
---------------------------

No changes in legal proceedings occurred during the three month period ended January 31, 2000 since the year ended October 31, 1999.



Item 3:   Defaults Upon Senior Securities
-----------------------------------------

Michael McGowan v. the Company, Meier Studios (Lake City) Inc., Meier Worldwide Entertainment B.C. Ltd. and G.G. Studios Ltd. (Supreme Court of British Columbia, Vancouver Registry, action #C992476, commenced May 14, 1999):

As at October 31, 1999, the Company recorded a note payable of $32,431. As per consent judgement, the Company agreed to make monthly payments of CAD$1,000 (US$672) commencing on October 1, 1999 and to pay interest at 1% above the HSBC Canada Bank prime rate and to pay the balance on October 1, 2000. During the first quarter ended January 31, 2000, the Company failed to make the monthly payments of CAD$1,000 (US$672) in each of the three months. As at January 31, 2000, the Company recorded a note payable of $33,044 of which $613 represent accrued interest for the three month period therein ended. The Company did not receive any default or demand notices therein from the creditor, Michael McGowan.

                        MEIER WORLDWIDE INTERMEDIA INC.
                        -------------------------------



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MEIER WORLDWIDE INTERMEDIA INC.
                                                   (Registrant)



   August 3, 2000                                  /s/   James Meier
-------------------------------        ---------------------------------------
         Date                          James Meier, President and Director



   August 3, 2000                                 /s/   Michael Laidlaw
-------------------------------        ---------------------------------------
         Date                          Michael Laidlaw, Director