Form 10QSB
period 2000-04-30
MEIER WORLDWIDE INTERMEDIA INC
filed 2000-08-10
CIK 1061316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     April 30, 2000
                              --------------------------------------------------

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


               NQB Pink Sheets
-------------------------------------------------
(Name of Exchange that Stock is to be registered)

                        MEIER WORLDWIDE INTERMEDIA INC.
                        -------------------------------



                                    INDEX

                                                                            Page
                                                                             No.
                                                                            ----

PART ONE:   FINANCIAL INFORMATION

Item 1:     Interim Unaudited Consolidated Financial Statements                3

            Consolidated Balance Sheets as at April 30, 2000 and
                October 31, 1999                                               4

            Consolidated Statements of Operations
                For the six months ended April 30, 2000 and 1999,
                and for the period from June 17, 1997 (Date of
                Inception) to April 30, 2000                                   5

            Statement of Changes in Stockholders' Equity
                For the period from June 17, 1997 (Date of Inception)
                to April 30, 2000                                              6

            Consolidated Statements of Cash Flows
                For the six months ended April 30, 2000 and 1999,
                and for the period from June 17, 1997 (Date of
                Inception) to April 30, 2000                                   9

            Notes to the Interim Unaudited Consolidated Financial Statements  11

Item 2:     Plan of Operations                                                17


PART TWO:   OTHER INFORMATION

Item 1:     Legal Proceedings                                                 18

Item 3:     Defaults Upon Senior Securities                                   18


SIGNATURES                                                                    19


                        MEIER WORLDWIDE INTERMEDIA INC.
                        -------------------------------



                       PART ONE:   FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                         ITEM 1:   FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying interim unaudited consolidated balance sheets of Meier Worldwide Intermedia Inc. (the "Company") and its subsidiaries at April 30, 2000 and October 31, 1999 and the interim unaudited consolidated statements of operations and the interim unaudited consolidated statements of cash flows for the six months ended April 30, 2000 and for the period from June 17, 1997 (date of incorporation) to April 30, 2000 and the interim unaudited statement of changes in stockholders' equity for the period from June 17, 1997 (date of inception) to April 30, 2000, and the interim unaudited comparative statements thereto have been prepared by the Company's management, and they do not include all information and notes to the interim unaudited consolidated financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the second quarter ended April 30, 2000 are not necessarily indicative of the results that can be expected for the year ending October 31, 2000.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                   INTERIM UNAUDITED CONSOLIDATED BALANCE SHEETS
                     as at APRIL 30, 2000 AND OCTOBER 31, 1999

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------

                                                             2000        1999
                                               Notes     (Unaudited)   (Audited)
                                            ------------------------------------
                ASSETS

CURRENT ASSETS
   Cash                                                  $       20  $       43
   Accounts receivable                                          118          68
                                                         -----------------------
                                                         $      138  $      111
                                                         =======================

               LIABILITIES

CURRENT LIABILITIES
   Accrued rent payable                          4       $   41,435  $   41,435
   Accounts payable - related parties                        11,851       3,288
   Accounts payable - other                                  11,378      15,343
   Total Current Liabilities                                 64,664      60,066

NON-CURRENT LIABILITIES
   Note payable - long-term portion              6           33,672      32,431
                                                         -----------------------

      Total Liabilities                                      98,336      92,497
                                                         -----------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock
   200,000,000 shares authorized at $0.001 par value;
   12,355,260 issued and outstanding                         12,355      12,355
Capital in excess of par value                            1,528,836   1,528,836
Accumulated deficit                                      (1,639,389) (1,633,577)
                                                         -----------------------

      Total Shareholders' Deficiency                        (98,198)    (92,386)
                                                         -----------------------

                                                        $       138  $      111
                                                         =======================



The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------

                                                                                                        From
                                                                                                   June 17, 1997
                                                                                                      (Date of
                                        Three Months                         Six Months            Inception) to
                                       Ended April 30,                     Ended April 30,         April 30, 2000
                                    -------------------------------------------------------------------------------
                                      2000         1999                  2000         1999
                                      ----         ----                  ----         ----
REVENUES                            $      -     $      -              $      -     $      -          $    773,600

EXPENSES
Operating and administrative              3,771       80,798                 4,571      107,426          2,158,367
Interest                                    628        2,008                 1,241        3,981              9,361
Depreciation                               -            -                     -            -                   502
                                    -------------------------------------------------------------------------------
                                          4,399       82,806                 5,812      111,407          2,168,230
                                    -------------------------------------------------------------------------------

Net loss before other income
  and expense items                      (4,399)     (82,806)               (5,812)    (111,407)        (1,394,630)

Gain on transfer of subsidiaries
  to related party - Note 3                -            -                     -         125,023            125,023
Loss of assets                             -            -                     -            -              (369,782)
                                    -------------------------------------------------------------------------------

NET (LOSS) INCOME                   $    (4,399) $   (82,806)          $    (5,812) $    13,616       $ (1,639,389)
                                    ===============================================================================


NET (LOSS) INCOME PER
COMMON SHARE

Net loss before other income and
  expense items                     $    (0.000) $    (0.007)          $    (0.000) $    (0.010)
Gain on transfer of subsidiaries to
  related party and loss of assets         -            -                     -           0.011
                                    ------------------------------------------------------------

Total Basic                         $    (0.000) $    (0.007)          $    (0.000) $     0.001
                                    ============================================================

AVERAGE OUTSTANDING
COMMON SHARES

Basic                                12,355,260   11,560,880            12,355,260   11,541,926
                                    ============================================================

The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                     INTERIM UNAUDITED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
    For the Period from June 17, 1997 (Date of Inception) to April 30, 2000

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                     INTERIM UNAUDITED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
    For the Period from June 17, 1997 (Date of Inception) to April 30, 2000

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






The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                     INTERIM UNAUDITED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
   For the Period from June 17, 1997 (Date of Inception) to April 30, 2000

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
                             ===================================================


The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------

                                                                                                        From
                                                                                                   June 17, 1997
                                                                                                      (Date of
                                        Three Months                         Six Months            Inception) to
                                       Ended April 30,                     Ended April 30,         April 30, 2000
                                    -------------------------------------------------------------------------------
                                      2000         1999                  2000         1999
                                      ----         ----                  ----         ----
CASH FLOWS FROM THE
 FOLLOWING ACTIVITIES:

OPERATING ACTIVITIES
Net (loss) income                   $    (4,399) $   (82,806)          $    (5,812) $    13,616       $ (1,639,389)

Adjustments to reconcile
net loss to net cash
provided by operating
activities:

Common capital stock issued
  for services and expenses                -            -                     -          12,000            563,501
Accrued interest on note payable            628         -                    1,241         -                 1,241
Accounts receivable                         (48)      42,842                   (50)         (19)              (118)
Prepaid expenses                           -            -                     -          23,104               -
Accounts payable                          3,807       38,385                 4,598     (231,782)            64,664
                                    -------------------------------------------------------------------------------
                                            (12)      (1,579)                  (23)    (183,081)        (1,010,101)
                                    -------------------------------------------------------------------------------

INVESTING ACTIVITIES

Advance security deposit - auto
  lease                                    -            -                     -           6,063               -
Long-term investment                       -             (13)                 -             (13)              -
                                    -------------------------------------------------------------------------------
                                           -             (13)                 -           6,050               -
                                    -------------------------------------------------------------------------------

FINANCING ACTIVITIES

Proceeds from issuance of
  capital stock - net of issuance
  costs                                    -            -                     -          81,560            977,690
Net proceeds from loans                    -           1,583                  -          68,018             32,431
                                    -------------------------------------------------------------------------------
                                           -           1,583                  -         149,578          1,010,121
                                    -------------------------------------------------------------------------------

Net (decrease) increase in cash             (12)          (9)                  (23)     (27,453)                20
Cash, beginning of period                    32            9                    43       27,453               -

                                    -------------------------------------------------------------------------------

Cash, ending of the period          $        20  $      -              $        20  $      -          $         20
                                    ===============================================================================

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
                                                                      ==========











The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   APRIL 30, 2000

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

(e)   Income Taxes
      ------------

      On April 30, 2000, the Company had a net operating loss carryover of $1,639,389. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The net operating loss carryover will expire in 2006 for Canadian reporting and 2020 for U.S. reporting.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   APRIL 30, 2000

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

(k)   Comprehensive Income
      ---------------------

      The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on April 30, 2000.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   APRIL 30, 2000

                        (UNAUDITED - Prepared by Management)
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(l)   Recent Accounting Pronouncements
      ----------------------------------

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   April 30, 2000

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   April 30, 2000

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
        NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   April 30, 2000

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


Liquidity and Capital Resources
-------------------------------

As at April 30, 2000, the Company has a nominal cash balance of $20 and a working capital deficiency of $64,526. The Company will need additional working capital to finance its operations and its business activities. The directors and officers of the Company are prepared to offer interim financing, but financing from other sources are necessary to ensure the success of the Company.


Results of Operations
---------------------

For the six month period ended April 30, 2000, the Company had no operations.

                        MEIER WORLDWIDE INTERMEDIA INC.
                        -------------------------------



                       PART TWO:   OTHER INFORMATION



Item 1:   Legal Proceedings
---------------------------

No changes in legal proceedings occurred during the second quarter ended April 30, 2000 since the year ended October 31, 1999.



Item 3:   Defaults Upon Senior Securities
-----------------------------------------

Michael McGowan v. the Company, Meier Studios (Lake City) Inc., Meier Worldwide Entertainment B.C. Ltd. and G.G. Studios Ltd. (Supreme Court of British Columbia, Vancouver Registry, action #C992476, commenced May 14, 1999):

As at October 31, 1999, the Company recorded a note payable of $32,431. As per consent judgement, the Company agreed to make monthly payments of CAD$1,000 (US$672) commencing on October 1, 1999 and to pay interest at 1% above the HSBC Canada Bank prime rate and to pay the balance on October 1, 2000. During the second quarter ended April 30, 2000, the Company failed to make the monthly payments of CAD$1,000 (US$672) in each of the three months. As at April 30, 2000, the Company recorded a note payable of $33,672 of which $628 represent accrued interest for the second quarter therein ended. The Company did not receive any default or demand notices therein from the creditor, Michael McGowan.

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