Form 10KSB
period 1999-10-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2000-11-09
CIK 1061316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended                October 31, 1999
                               -------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                    -------------------   ----------------------

Commission File number                        0 - 27795
                      ----------------------------------------------------------


                        MEIER WORLDWIDE INTERMEDIA INC.
                        -------------------------------
                (Exact name of registrant as specified in charter)


        Nevada                                               52 - 2079421
-------------------------------                    -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

 Suite 320 - 1100 Melville Street
     Vancouver, BC, Canada                                    V6E 4A6
----------------------------------------           -----------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code   (604) 689-7572
                                               ---------------------------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                               Name of each exchange on
                                                          which registered

Common Stock with par value of $0.0001 per share          NQB Pink Sheets
------------------------------------------------     ---------------------------


Securities registered under Section 12(g) of the Exchange Act:

            None
----------------------------------------
       (Title of class)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

   (1)   Yes [X]  No [ ]                 (2)   Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year:        $ 0
                                                          -----------------


State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

As of October 31, 1999, the aggregate market value of the voting stock held by non-affiliates is determinable and is considered to be $1,540,921.


               (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PAST FIVE YEARS)

     The Company was not involved in bankruptcy proceedings during the past five years.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As at October 31, 1999, the Company has 12,355,260 shares of common stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents are incorporated:

(1)   Any annual report to security holders;

(2)   Any proxy or information statement;

(3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

None of the aforementioned documents have been incorporated by reference or form part of this Form 10-KSB.

                                TABLE OF CONTENTS


                                                                            Page
                                                                             No.
                                                                            ----

                                     PART I

Item 1   Description of Business                                               4

Item 2   Description of Property                                              11

Item 3   Legal Proceedings                                                    11

Item 4   Submission of Matters to a Vote of Security Holders                  13


                                    PART II

Item 5   Market for Common Equity and Related Stockholder Matters             13

Item 6   Management's Discussion and Analysis or Plan of Operations           23

Item 7   Financial Statements                                                 27

Item 8   Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 27


                                   PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    27

Item 10  Executive Compensation                                               29

Item 11   Security Ownership of Certain Beneficial Owners and Management      33

Item 12   Certain Relationships and Related Transactions                      35

Item 13   Exhibits and Reports on Form 8-K                                    36

                                    PART I

--------------------------------------------------------------------------------
                     ITEM 1:   DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

HISTORICAL OVERVIEW OF THE COMPANY

Meier Worldwide Intermedia Inc. (the "Company") was incorporated on June 17, 1997 in the State of Nevada, U.S.A. The Company's executive office is located at 1100 Melville Street (Suite 320), Vancouver, British Columbia, V6E 4A6, Canada, Tel: (604) 689-7572.

The Company was organized as a holding company and was publicly traded on the NASD OTC Bulletin Board under the symbol 'HUES' from October 26, 1998 to November 19, 1999. Since November 19, 1999, the Company has been quoted on the NQB Pink Sheets.

As it was the intent of the Company to become publicly traded in the United States, management determined it would be in the Company's best interests to be domiciled there, and therefore incorporated the Company in Nevada, U.S.A. All of the Company's subsidiaries are British Columbia incorporated companies.

The President, Chief Executive Officer and founder of the Company is James Meier, 30. Since June 17, 1997 to the present, Mr. Meier has been managing the Company's daily business. Since November 28, 1996, Mr. Meier has been the President of a British Columbia incorporated company, Meier Worldwide Intermedia Inc. From 1990 to 1995, he served as a systems analyst with the Canadian Imperial Bank of Commerce in Vancouver, BC. Mr. Meier has been a director of the British Columbia Motion Picture Association since 1996, and is a voting member of the Academy of Canadian Cinema and Television.

Until November 1, 1998, the Company and its subsidiaries were in the business of developing websites on the internet as well as the acquisition, management and leasing of sound studio space which it marketed to the local entertainment industry through its five wholly-owned British Columbia incorporated subsidiaries. On November 1, 1998, these subsidiaries were disposed of for total consideration of $6.50 to Meier Entertainment Group Inc., a company owned by James Meier, for their failure to produce revenue. These disposed subsidiaries were: Meier Studios Inc., incorporated August 25,1997; G.G.
Studios Inc., incorporated October 6, 1997; Meier Worldwide Intermedia Inc.
(BC), incorporated November 28, 1996; Meier Studios (Lake City) Inc., incorporated December 18, 1997; and Meier Studios (B.B.) Inc., incorporated March 26, 1998.

On June 30, 1997, the Company acquired a movie industry website from Meier Entertainment Group Inc., a company wholly-owned by James Meier. On June 30, 1997, the Company issued 3,600,000 shares at $0.001 per share to Mr. Meier. These shares were issued for services and operating the Internet site and the production rights for a motion picture based on the life story of Mr. Meier's father, John Meier. The recorded amount of $0.001 per share was arbitrarily determined by the Company and was for Mr. Meier's services as a director and officer of the Company only. This transaction was done with the approval of the Board of Directors.

In 1998, the Company formed two wholly owned subsidiaries. These are:

1. Meier Studio Management Inc., incorporated in British Columbia on March 26, 1998. James Meier is President. The company was originally formed to manage all of the studios that have subsequently been disposed of as of November 1, 1998 (see Part 1, Item 1, "Description of Business").

2. Meier Entertainment Security Inc., was incorporated in British Columbia on September 16, 1998. James Meier is President and Patrick S. Johnson is Vice President. For the past 13 years through his own firm, Mr. Johnson has provided security services to the entertainment industry. This company was established to provide personal and production site security services for the Company's movies.

Meier Studio Management Inc. and Meier Entertainment Security Inc. have never conducted business. It is not anticipated by the management that either company will carry on business in the future. Given the foregoing, there is little probability that either business will continue as viable business entities in the future.

Having disposed of the studio space leasing and management businesses, the Company is currently refocusing its business and is in a transitional stage. It is management's belief that the future opportunities for the Company lie not only with the production of films but also with the potential ability to merge this industry with the multi-media interactive technology that is available to the Company through its investment of a 20% interest in a company called Internet Television Network ("ITN") (see Part 1, Item 1, "Multimedia Video Technology").

The Company paid $2,000 for 2,000,000 shares with a par value of $0.001 per share in a recently incorporated Nevada company called Internet Television Network ("ITN"). This company was incorporated on July 6, 1999 in Nevada, U.S.A. The acquisition constitutes a 20% interest in ITN by the Company. ITN plans to carry out the business of providing real-time interactive multi-media services that will be available to the public via the Internet. A business plan is currently being completed and ITN's management has yet to determine how they will fund this project or the amount of funds that are needed to launch this service. John Meier is President and Chief Executive Officer of ITN and James Meier is a Director. As of October 31, 1999 and for the nine month period ended July 31, 2000, ITN had not raised any working capital.

OFFICES

The Company's executive office is located at Suite 320 - 1100 Melville Street, Vancouver, British Columbia, V6E 4A6, Canada.

PLANNED BUSINESS

It is the Company's objectives to carve out a niche market in the entertainment industry by implementing the following plans in the year 2000:

* Initiate production of the film based on the life of John Meier (see Part I, Item 1,"Movie Production").
* Develop interactive video services for the Internet through Internet Television Network (ITN) (see Part 1, Item I, "Description of Business").

Movie Production

Although the Company is currently inactive, the President is working full time to obtain funding for the Company's subsidiaries. These are:

* H.R.H. Productions Inc. ("H.R.H.") was incorporated in British Columbia on October 6, 1997. James Meier is President. The Company owns 1,000 common shares at $0.01 per share representing 100% ownership. The company will be responsible for producing the movie, "The John Meier Story", based on the life of John Meier, who is the father of James Meier. John Meier was the former personal business advisor and aide to the late Howard Hughes and is the central character in the book, "Age of Secrets, The Conspiracy that toppled Richard Nixon and the Hidden Death of Howard Hughes". This book was published in 1995 and sold about 5,000 copies. H.R.H. has not yet determined how much funding is required to produce this movie. At the present time, management has not identified any sources for the funds necessary to complete this project. Beyond producing the movie based on the life of John Meier, the company has no specific plans for future film projects.

* Meier Rose Pictures Inc. ("Meier Rose") was incorporated in British Columbia on April 28, 1999. James Meier is President and Chief Executive Officer of Meier Rose. The Company owns 2,000 common shares at $0.01 per share, representing a twenty percent (20%) interest in Meier Rose. Meier Entertainment Group Inc. owns 5,100 common shares at $0.01 per share, representing fifty one percent (51%) and Alexandra Rose owns 2,900 common shares at $0.01 per share representing twenty nine percent (29%). Meier Rose's Chief Operating Officer is veteran Hollywood producer Alexandra Rose. Meier Rose intends to produce mainstream theatrical motion pictures in British Columbia, with Alexandra Rose serving as producer. Alexandra Rose is an accomplished Hollywood producer, with several successful projects to her credit including the nomination for an Oscar for 'Best Picture' for the film Norma Rae, for which Sally Field won the 'Best Actress' Oscar, as well as the Christopher Award for 'Best film, Best Screen Play and Best Director'. Ms. Rose was also the producer of "The Other Sister", a Touchstone Pictures Film starring Diane Keaton released in 1999 by Bella Vista.

    At present Meier Rose has no employees. There are no contractual terms and conditions between the Company and Meier Rose. Contractual terms and conditions between the Company and Meier Rose will be established for each individual film to be produced by Meier Rose. The Company is presently looking for suitable products.

According to the BC Film Commission, British Columbia is internationally known as Hollywood North, and is now considered to be the third largest film production center in the world, after California and New York. Vancouver, BC, is also recognized for the production of successful television shows, television commercials, animations and graphics.

Through its subsidiary, H.R.H., the Company proposes to commence production of motion picture films in the year 2000, including a movie based on the life of James Meier's father, John Meier, who was the personnel business advisor and aide to the late Howard Hughes. John Meier also served on President Richard Nixon's task force on 'Resources and Environment'. A script for the John Meier movie has not yet been written, but is currently contemplated subject to financing. The movie would be an original screenplay based on private documents and former secret U.S. government files about the life and death of the reclusive billionaire, Howard Hughes, founder of Hughes Aerospace Inc.

The Company acquired the rights to make a film based on John Meier's story from Meier Entertainment Group Inc., an affiliate of the Company's President, James Meier, in August 1997. Such assignment was without consideration, it being John Meier's hope that the Company will effect production of such movie. (see Part III, Item 12, "Certain Relationships and Related Transactions").

Management believes the John Meier story will have significant public interest and the potential for a major movie. His story includes employment from 1959 until 1970 as an aide to Howard Hughes, and contains knowledge of certain information relating to the resignation of Richard Nixon as the President of the United States. Incidents from John Meier's life have been featured in a book written by Gerald Bellett, called "Age of Secrets" (Voyageur, 1995), that was subtitled "The Conspiracy that Toppled Richard Nixon and the Hidden Death of Howard Hughes".

Management believes that because of the film's controversial revelations and the fact that it will be produced by an 'accomplished Hollywood producer', Alexandra Rose, significant publicity could be generated for the film which could translate into a box office success.

The writing and production of movies require substantial funding, and the Company's ability to produce movies will depend on its ability to raise such funding, by way of a public or private offering. Management is currently reviewing the funding requirements for the film on John Meier's life experiences, and has not yet decided how they will achieve such funding or how much is required. No assurances can be given that such funding will be available on terms deemed acceptable by the Company, or that such movie, if financed and produced, will be successful.

The writing and production of movies is highly speculative in nature, involves many risks and frequently involves costs in excess of revenues. Production of the above film is contingent upon the Company's ability to raise sufficient working capital to complete the projects identified in this section.

Neither Meier Rose nor H.R.H. presently has any financing or employees. Management is capable of carrying on the day-to-day business of the Company, and employees will only be hired when needed. It is anticipated that between 60 and 100 employees will be needed for each movie.

Netcasting

The Company is researching various companies experimenting with Netcasting, and sees a potential opportunity with this technology. Netcasting is the term used for film and television productions that are broadcasted over the Internet instead of using conventional methods such as cable and satellite. Management believes that the entertainment industry will evolve more and more from distinct media, such as television, movies, CD-ROM, and Internet, into unified or coopera-tive enterprises producing for all such media.

Potential Acquisitions

The Company may engage in or acquire other related businesses as well. Other businesses might include a directory of the Canadian film and television industry and/or the creation of multi-media productions. The Company has not initiated any steps toward the organization of any additional businesses, and does not presently have the financial capacity to do so. Any acquisitions of further businesses may involve the issuance of the Company's stock. In the long term, the Company will seek to engage in all facets of the entertainment industry, ranging from the production and marketing of entertainment productions for theaters and television to providing multimedia Internet services.

Multi-Media Video Technology

The Company paid $2,000 for 2,000,000 shares with a par value of $0.001 per share in a recently incorporated Nevada company called Internet Television Network ("ITN"). This company was incorporated on July 6, 1999 in Nevada, U.S.A. The acquisition constitutes a 20% interest in ITN by the Company. ITN plans to carry out the business of providing real-time interactive multi-media services that will be available to the public via the internet. A business plan is currently being completed and ITN's management has yet to determine how they will fund this project or the amount of funds that are needed to launch this service. John Meier is President and Chief Executive Officer of ITN and James Meier is a Director. As of October 31, 1999 and for the nine month period ended July 31, 2000, ITN had not raised any working capital.

The Film and Television Industry in British Columbia

Film production in British Columbia has grown rapidly in recent years, and is now an established industry. According to the BC Film Commission, film and television production generated CDN$537 million in revenues for British Columbia in 1996 (compared with CDN$432 million in 1995), with more than 25,000 jobs ascribed to the industry. Production in 1997 increased to CDN$630 million, and in 1998 posted a record CDN$808 million. A principle reason for such growth has been that production costs are up to 50% less in British Columbia, due to lower wages and a favorable exchange rate, compared with Hollywood. Development of the British Columbia film industry has been looked upon favorably by the provincial government, which created the British Columbia Film Commission to assist in bringing productions to British Columbia, provide funding for local productions, and otherwise support the industry. Vancouver provides experienced manpower and beautiful scenery, and the Greater Vancouver Regional District has made the film industry a high priority. The British Columbia Film Commission believes that the film industry could reach CDN$1 billion by the year 2000.

Major films produced in British Columbia to date include Deep Rising, Fire Storm and Free Willy III; television series produced there included Poltergeist, Highlander, Millennium, and X-Files (winner of three Golden Globe Awards). Paramount Pictures, Warner Bros., MCA Universal, MGM, and Disney all maintain offices in the Vancouver area, which is often referred to as "Hollywood North".

The great majority of such revenues come from foreign producers. The industry's success could therefore be affected by the relative strength of the Canadian and U.S. dollars. A surge in value of the Canadian dollar would have a negative impact on this industry in British Columbia.

DISTRIBUTION METHODS

The Film Industry

The Company will utilize both traditional and non-traditional distribution channels to distribute its films. The Company believes that its first film based on the life of John Meier will generate interest by the major film distributors such as Touchstone, Alliance and Miramax Films. Using a well-known Hollywood producer such as Alexandra Rose will assist the Company in successfully bringing its films to the attention of the major distributors.

In addition to traditional distribution channels, the Company sees an opportunity to distribute its products directly to consumers through "netcasting" or the broadcasting of films over the Internet. Management's commitment to exploring non-traditional distribution channels is highlighted by the Company's investment in ITN, a company that intends to develop the ability to provide television-quality video feeds over the Internet.

COMPETITION

The Film Industry

The market for the Company's products is highly competitive and uncertain as to the amount such market will generate. Many of the Company's competitors have greater name recognition and resources than does the Company. There are no assurances that the Company will be able to successfully compete or that the projects will be viable.

With respect to its plans for motion picture production, the Company will be competing with numerous companies engaged in the production and marketing of films and television productions. Most of such entities, such as Can West Global, Western International Communications, Cannell, and Pacific Motion Pictures, are larger and better established, and many are better financed than the Company. Management feels strongly that successful development of its first project, a movie based on the life of John Meier and produced by a well-known Hollywood producer such as Alexandra Rose, will provide the momentum necessary to attract the capital and artistic talent to develop future projects.

The Internet Business

The Company has limited exposure to the Internet business through its investment in ITN. The Internet business is highly competitive and highly fragmented and dominated by small enterprises. Success will be largely dependent on ITN's ability to raise capital and attract talent in the computer and multi-media industry. The Company is therefore uncertain as to the amount such market will grow and ITN's ability to compete in such an environment.

Currently, there are numerous potential competitors seeking to deliver similar broadcast services on the Internet. Large companies such as Disney, Microsoft and Broadcast.com have all invested substantial amounts of capital to develop the technology and channels to deliver content to end-users. In addition to these major industry players, many small upstart technology companies are developing products and services that will compete directly with ITN's planned services. Compared to many of its competitors, ITN is severely hampered by its lack of capital and technical expertise.

ITN and the Company will not be dependent upon a few major customers as every individual with access to the Internet will be a potential customer for delivery of broadcast quality services over the Internet.

PROPRIETARY RIGHTS

The Company has no other patents, licenses, trademarks, franchises, concessions, royalty agreements or labor contracts other than the following:

1. The Company has the right to produce one movie based on the life of John Meier as previously described. There are no payments due under the terms of the grant of rights.

2. The Company has entered into an agreement with James Meier, President of the Company, whereby Mr. Meier will be paid $5,000 per month for his services to the Company. Effective November 1, 1999, the agreement was terminated.

GOVERNMENT APPROVAL

The Company does not require government approval of its products or services and as such has not sought any such approval from any level of government.

GOVERNMENT REGULATION

The Film Industry

The film industry is subject to government regulation at the federal, state/provincial and municipal levels. Currently, both the Canadian federal and provincial governments encourage film production in British Columbia through preferential tax treatment. Should the current taxation schemes change, the Company's ability to produce films in British Columbia would be seriously impaired.

The Internet

Currently, there is little federal or state/provincial regulation of the Internet when compared with other modes of communication, entertainment and commerce. As the Internet grows and in particular as the value of e-commerce grows, the potential for government regulation at both the state/provincial and federal level increases. It is foreseeable that increased regulation in regard to user privacy, taxation, content, copyright and consumer protection may be enacted in the future. As the rapid growth of the Internet has been in part due to its unregulated nature, any future regulations will likely slow the current rate of growth of the Internet. Any reduction in the rate of growth of the Internet will negatively affect companies that seek to introduce new technologies and products to the public. As such, the Company's current investment in ITN, a business that seeks to provide internet broadcasting services to the public, would be negatively impacted by a slowing of growth in Internet usage.

Recent attempts by the telephone carriers to request the Federal Communications Commission to regulate Internet service providers due to the increased demands being placed on the carriers' infrastructure could result in the imposition of user fees on service providers which would ultimately be passed on to the consumers. Any such levy would likely lead to slower growth in the Internet and would have an adverse affect on the Company's investment in ITN.

Laws aimed at regulating the content of Internet content providers has also been promoted by various interest groups. Successful regulation of Internet content will likely result in a slowing of the Internet's current popularity as a mode of dissemination of information. Management feels that given the international dimension of the Internet, it is unlikely that regulation of content by any nation will be successful.

RISK FACTORS

The Film Industry

1. The Company has a short history of operating various film studios for over a year and a half, and no operating history in the making of films, and is dependent upon its ability to raise sufficient working capital to complete the projects identified in this report. The Company does not have funds to undertake any of its planned activities at the current time and there can be no assurance that it will be able to raise such funds.

2. The Company lacks working capital and will require financing to commence production of one movie. There is no assurance that the Company will be able to obtain such financing, or, if available, what the terms of such financing will be.

3. The market for the Company's products is highly competitive and uncertain as to the amount such market will generate. Many of the Company's competitors have greater name recognition and resources than does the Company. There are no assurances that the Company will be able to successfully compete or that the projects will be viable.

4. The Company's success will depend largely upon the performance of its founders and executive officers, James Meier, President and Director, Harry Evans, Executive Vice President and Director, Carrie Hunter, Corporate Secretary and Director, John Meier, consultant, and Alexandra Rose, Producer. The loss of the services of these individuals would have a materially adverse effect on the Company if a replacement could not be found. In addition, the Company will need to attract and retain skilled and experienced sales and technical staff to successfully accomplish its business plan. Competition for experienced personnel in the Company's industries is intense. In the event that the Company is unable to attract and retain certain skilled staff, or if the Company loses the services of any of its key personnel, there can be no assurances that replacement personnel with similar contacts, experience and skills could be found.

5. The Company does not anticipate payment of any cash dividends on its Common Stock in the foreseeable future.

6. Due to the concentration of the Company's shares in Meier Entertainment Group Inc., there are significant risk factors to the ordinary shareholder. As at October 31, 1999, the Company's President, James Meier, remains in effective control of the Company with the ability to elect all of the Company's directors and to authorize certain corporate transactions that require stockholder approval, in each case without concurrence of the Company's minority stockholders.

7. Present management of the Company has a limited knowledge of how to produce movies, and the Company has a lack of operating history in the movie production business. However, the Chief Operating Officer of Meier Rose, Alexandra Rose, has a strong background in successful movie production, and it is the Company's intention that she will produce all movies.

8. Due to the weak Canadian dollar, British Columbia continues to be an attractive location for the film production industry as a great majority of revenues come from foreign and American producers. The future production of any films produced by Meier Rose could therefore be greatly affected by any changes in the relative value of the Canadian and U.S. dollars. Any surge in value of the Canadian dollar would have a negative impact on this industry in British Columbia as a whole.

9. The Company's auditors have qualified their opinion as follows: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt for the coming year and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. These financial statements do not include any adjustments that might result from the outcome of this uncertainty." Management will use its best efforts to obtain additional working for the Company. At the present time, however, there is no reason to expect that management will be successful. Management has not identified any potential investors at this time. If management is unsuccessful in obtaining additional funding, it is unlikely that the Company will be able to continue as a going concern.

10. The current shareholders of the Company and any future investors run the risk of losing all of their investment should the Company cease to be a going concern.

Research and Development Activities

The Company has spent zero dollars on research and development activities during each of the last two fiscal years.

Employees

The Company has only one employee, the Company's President James Meier. Effective November 1, 1999, James Meier was no longer paid a management fee of $5,000 per month. The Company's subsidiaries have no employees. At the present time, there is no expectation that the Company, or its subsidiaries will hire any additional permanent employees in the future.

Reports to Security Holders

The Company intends to become a reporting company and will deliver an annual report to security holders of record. The report will include audited financial statements. The Company is responsible for timely filing of the same with the Securities and Exchange Commission.

--------------------------------------------------------------------------------
                   ITEM 2:   DESCRIPTION OF PROPERTIES
--------------------------------------------------------------------------------

The Company does not own any properties at present.

--------------------------------------------------------------------------------
                     ITEM 3:   LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


As at October 31, 1999 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

1. Appin Holdings Ltd. v. Meier Studios (B.B.) Inc. and the Company (Supreme Court of British Columbia, Vancouver Registry, action # C992772, commenced June 1, 1999):

Under a written lease dated March 31, 1998, Appin Holdings Ltd. leased to Meier Studios (B.B.) Inc. movie studio premises located at 6228 Beresford Street, Burnaby, B.C., for a term of five years commencing April 1, 1998. Under a written agreement dated April 1, 1998, the Company agreed to guarantee the lease for a period of 12 months commencing April 1, 1998. The landlord terminated the lease on April 19, 1999, on the basis of its claim, which is disputed, that the tenant failed to pay rent in March and April 1999, and that two claims of builder's liens were filed against the property. The landlord is claiming CDN$228,897.41 (US$153,880.61) against the Company pursuant to the agreement, which the Company disputes. Since the Company's guarantee expired on March 31, 1999, the Company calculates that its maximum exposure is CDN$61,634.53 (US$41,434.97), plus interests and costs.

On November 1, 1998, the Company transferred and disposed all its investment in Meier Studios (B.B.) Inc. to Meier Entertainment Group Inc., a company controlled by the Company's President, James Meier.

2. Crow Productions Inc. v. Meier Studios (B.B.) Inc. (Supreme Court of British Columbia, Vancouver Registry, action # C993605, commenced July 12,
1999):

Under a written sublease dated March 31, 1998, Meier Studios (B.B.) Inc. subleased to Crow Productions Inc. the premises described in item 1 above. The subtenant paid rent of CDN$48,150 (US$30,252) to the sub landlord for May, 1999. As a result of the termination of the head lease on April 19, 1999 described in item 1, the subtenant paid the May, 1999 rent again to Appin Holdings Ltd. Crow Productions Inc. is claiming CDN$48,150 (US$30,252) plus interest and costs against Meier Studios (B.C.) Inc. Since Meier Studios is no longer a subsidiary, management does not believe any judgement would affect the Company.

On November 1, 1998, the Company transferred and disposed all its investment in Meier Studios (B.B.) Inc. to Meier Entertainment Group Inc., a company controlled by the Company's President, James Meier.

3. Ms. Renee Giesse. v. the Company, Meier Studio Management Inc., 532352 B.C. Ltd. and Dennis Rudd (Supreme Court of British Columbia, Vancouver Registry, action # C986645, commenced December 22, 1999):

The plaintiff's claim as against the Company and Meier Studio Management Inc. claiming unpaid wages of CDN $83,333.33 (US$56,816.88) plus damages for wrongful dismissal, interest and costs. In the statement of claim, Ms. Giesse alleges that in December 1997 she agreed to be employed by the Company and its subsidiary, Meier Studio Management Inc., as Vice President, Studio Management, for the movie studios operated by the defendant in British Columbia. Ms. Giesse alleges that under the terms of the oral employment agreement she was to be paid a salary and benefits commensurate to similar industry executives. Ms. Giesse alleges that a commensurate salary is CDN$125,000 per annum plus the reimbursement of certain expenses. Ms. Giesse further alleges that she carried out her duties as Vice President from December 15, 1997 to August 18, 1998 when she was dismissed without cause. The plaintiff seeks damages in the amount of salary for the period of December 17, 1997 to August 18, 1998. Management denies each and every allegation fact contained in Ms. Giesse's statement of claim. Specifically, management disputes that there was any employment agreement and believes that the claim is frivolous and without merit. Since the Company filed its statement of defense on January 18, 1999, there has been no further action taken by Ms. Giesse in relation to her claim.

4. Michael McGowan v. the Company, Meier Studios (Lake City) Inc., Meier Worldwide Entertainment Ltd. and G.G. Studios Ltd. (Supreme Court of British Columbia, Vancouver Registry, action # C992476, commenced May 14, 1999):

Mr. McGowan loaned CDN$40,000 (US$26,890.75) without specific terms as to interest and repayment to the Company on August 15, 1997. Mr. McGowan requested that the loan be repaid and, when the Company did not comply, he commenced the above action. Prior to filing a statement of defense, the Company agreed to a consent judgment of CDN$43,552.49 (US$29,278.98) as at September 1, 1999, to make monthly payments of CDN$1,000.00 (US$672.26) commencing on October 1, 1999, to pay interest at 1% above the HSBC Canada Bank prime rate and to pay the balance on October 1, 2000.

5. Meier Studios Inc. v. 544553 B.C. Ltd. (Supreme Court of British Columbia, Vancouver Registry, action #C985401, commenced September 4, 1998):

Meier Studios Inc. entered into a lease agreement with the defendant to lease 65,000 square foot building on lands owned by the defendant in Delta, British Columbia. Under the terms to the lease, the defendant was required to construct an addition to the existing building of approximately 115,000 square feet. Upon completion of the addition, the basic rent payable by Meier Studios Inc. was to increase to approximately $105,000 per month. In June of 1998, the defendant informed Meier Studios Inc. that the addition had been completed and demanded payment of additional rent. Meier Studios Inc. determined that the addition was not complete nor had the municipal government issued the necessary occupancy permits. Subsequently, the defendant informed Meier Studios Inc. that it had terminated the lease and blocked the plaintiff from accessing the premises. Meier Studios Inc. brought the action seeking a declaration that the lease was valid and requiring specific performance by the defendant. In October 1998, the defendant filed its statement of defense and counter-claimed for damages against Meier Studios Inc. Specifically, the defendant sought damages in the amount of $308,040 (less $112,107.55 and $5,552.45 paid into court by Meier Studios Inc.).

On November 1, 1998, the Company sold Meier Studios Inc. to Meier Entertainment Group Inc., a company controlled by the Company's President, James Meier. While Meier Studios Inc. is no longer a subsidiary of the Company, the Company remains liable under the lawsuit as it acted as a guarantor on the original lease.


--------------------------------------------------------------------------------
         ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 1999.


                                    PART II


--------------------------------------------------------------------------------
      ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


MARKET INFORMATION

From October 26, 1998 to November 19, 1999, the Company had been quoted on the National Association of Securities Dealers, Inc.'s "OTC Bulletin Board" under the symbol of "HUES". Since November 19, 1999, the Company has been quoted on the National Association of Securities Dealers, Inc.'s "NQB Pink Sheets" under the symbol of "HUES". The following price information was provided by (1) United Capital Securities Inc. and (2) Pacific International Securities Inc. of Vancouver, British Columbia.

High and low bid information for each quarter within the last two fiscal years.*

                                   High                   Low
                             (Price per Share)      (Price per Share)
                                     $                      $

       October 1999 (1)             1.09                   0.16
       July 1999 (2)                0.68                   0.30
       April 1999 (2)               0.3125                 0.25
       January 1999 (2)             1.10                   0.5625
       October 1998 (2)             2.40                   1.60


* The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

As at October 31, 1999, the number of recorded holders of the Company's common stock was 784.

DIVIDENDS

Since its inception, the Company has never paid cash dividends on its common stock, and the Company does not intend to do so in the foreseeable future. The Company currently intends to retain any earnings for the operation and development of its business.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

From inception through October 31, 1999, the Company has issued and/or sold the following unregistered securities. Such transactions were exempt from registration by virtue of Rule 504 of Regulation D promulgated under the Securities Act of 1933. Such transactions were also exempt from registration by virtue of the fact that they did not involve a public offering of securities and occurred outside of the United States.

================================================================================
                                     No. of
Name and Address of                  Shares     Date of Issue    Price Per Share
Shareholder
================================================================================
Meier Entertainment Group Inc.     3,500,000    June 30, 1997    Issued for
320-1100 Melville Street                                         Services at
Vancouver, BC  V6E 4A6                                           $.001 per share
--------------------------------------------------------------------------------
Carrie Hunter                        100,000    June 30, 1997    Issued for
205-2286 Bellevue Avenue                                         Services at
West Vancouver, BC  V7V 1C6                                      $.001 per share
--------------------------------------------------------------------------------
Bond Mercantile Limited              950,000    June 30, 1997    Issued for Cash
Akara Bldg, 24 de Castro Street                                  at $.001
Road Town, Tortola, BVI
Attn:  Juan Mashburn
--------------------------------------------------------------------------------
Casteen International Limited     800,000       June 30, 1997    Issued for Cash
Saffrey Square, Suite 205                                         at $.001
Nassau, Bahamas
Attn:  Antoinette Stubbs
--------------------------------------------------------------------------------
Cross Corporation                 825,000       June 30, 1997    Issued for Cash
No. 2 Commercial Centre Square                                   at $.001
Alofi, Niue
Cornelio McKay
--------------------------------------------------------------------------------
Douglas Inc.                      850,000       June 30, 1997    Issued for Cash
Arango-Orillac Bldg.                                             at $.001
Panama City, Panama
Attn:  Leticia Montoyal
--------------------------------------------------------------------------------
Loyalty United International Inc. 925,000       June 30, 1997    Issued for Cash
No. 2 Commercial Centre Square                                   at $.001
Alofi, Niue
Attn:  Ronald Lui
--------------------------------------------------------------------------------
Peregrine Corporation             750,000        June 30, 1997   Issued for Cash
Arango-Orillac Bldg.                                             at $.001
Panama City, Panama
Attn:  Francis Perez
--------------------------------------------------------------------------------
Troy International Inc.           900,000        June 30, 1997   Issued for Cash
No. 2 Commercial Centre Square                                   at $.001
Alofi, Niue
Attn:  Michael Laidlaw
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gyro-Gym Enterprises Inc.         400,000        July 30, 1997   Issued for
320-1100 Melville Street                                         Services at
Vancouver, BC  V6E 3C9                                           $.061 per share
--------------------------------------------------------------------------------
Lucy Chan                           7,000     January 30, 1998   Issued for Cash
337 West 2nd Avenue                                              at  $.50
Vancouver, BC  Canada  V5Y 1C9
--------------------------------------------------------------------------------
MC Studios                         98,366     January 30, 1998   Issued for Cash
6130 Wilson Avenue                                               at $.50
Burnaby, BC Canada  V5H 2R8
Attn:  Dennis Rudd
--------------------------------------------------------------------------------
Avalon Enterprises Inc.           394,634     January 30, 1998   Issued for Cash
No. 2 Commercial Centre Square                                   at $.50
Alofi, Niue
--------------------------------------------------------------------------------
Wayne Alan Taylor                  50,000     January 30, 1998   Issued for
415 South Tower, 5811 Cooney Rd.                                 Services at
Richmond, BC  Canada  V6X 3M8                                    $1.00
--------------------------------------------------------------------------------
Michael Anderson                      310     January 30, 1998   Issued for
3765 Belgrave Street                                             Services at
Victoria, BC  Canada  V8Z 5A1                                    $1.00
--------------------------------------------------------------------------------
Deraco Consultants                  2,500     January 30, 1998   Issued for
1345 West 3rd Avenue                                             Services at
Vancouver, BC  Canada  V6J 1L5                                   $1.00
--------------------------------------------------------------------------------
Amarjit K. Gill                     1,300     January 30, 1998   Issued for
5864 104th Street                                                Services at
Delta, BC  Canada  V7K 3N3                                       $1.00
--------------------------------------------------------------------------------
Sarinder Gill                       1,191     January 30, 1998   Issued for
5864 104th Street                                                Services at
Delta, BC  Canada  V7K 3N3                                       $1.00
--------------------------------------------------------------------------------
Helen MacCoomb                      3,261     January 30, 1998   Issued for
3951 Hamilton Street                                             Services at
Port Coquitlam, BC Canada V3B 3A8                                $1.00
--------------------------------------------------------------------------------
Jean M. Schwartz                      100     January 30, 1998   Issued for
6, West 38th Avenue                                              Services at
Vancouver, BC  Canada V5Y 2N4                                    $1.00
--------------------------------------------------------------------------------
Andy Sangha                        10,000     January 30, 1998   Issued for Cash
9331 Granville Avenue                                            at $1.00
Richmond, BC  Canada V6Y 1P9
--------------------------------------------------------------------------------
Lakhani Movie Consulting           2,889     January 30, 1998    Issued for
Box 4364 Station Terminal                                        Services at
Vancouver, BC  Canada  V6B 3Z7                                   $1.00
--------------------------------------------------------------------------------
Alan Ashcroft                      1,100     January 30, 1998    Issued for
2005 Sooke Road                                                  Services at
Sooke, BC  Canada  V9B 5Y2                                       $1.00
--------------------------------------------------------------------------------
Jean M. Schwartz                     100     January 30, 1998    Issued for
6, West 38th Avenue                                              Services at
Vancouver, BC  Canada V5Y 2N4                                    $1.00
--------------------------------------------------------------------------------
Marianne Szabo                       200     January 30, 1998    Issued for
Box 19015 West 4th Avenue                                        Services at
Vancouver, BC Canada  V6K 4R8                                    $1.00
--------------------------------------------------------------------------------
Jean M. Schwartz                     300     January 30, 1998    Issued for
6, West 38th Avenue                                              Services at
Vancouver, BC  Canada V5Y 2N4                                    $1.00
--------------------------------------------------------------------------------
George Young                       2,338     January 30, 1998    Issued for
12-3640 East Hastings Street                                     Services at
Vancouver, BC  Canada V5K 2A9                                    $1.00
--------------------------------------------------------------------------------
Lucy Chan                          3,669     January 30, 1998    Issued for Cash
337 West 2nd Avenue                                              at $1.00
Vancouver, BC  Canada  V5Y 1C9
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Pang Chak Yan                      5,000     January 30, 1998    Issued for Cash
337 West 2nd Avenue                                              at $1.00
Vancouver, BC  Canada  V5Y 1C9
--------------------------------------------------------------------------------
Ralph Schonwetter                    346     January 30, 1998    Issued for Cash
337 West 2nd Avenue                                              at $1.00
Vancouver, BC  Canada  V5Y 1C9
--------------------------------------------------------------------------------
Tam Ka Yee                         5,000     January 30, 1998    Issued for Cash
337 West 2nd Avenue                                              at $1.00
Vancouver, BC  Canada  V5Y 1C9
--------------------------------------------------------------------------------
Daniel Chan                        8,960     January 30, 1998    Issued for Cash
337 West 2nd Avenue                                              at $1.00
Vancouver, BC  Canada  V5Y 1C9
--------------------------------------------------------------------------------
Patricia Donahue                   7,000     January 30, 1998    Issued for Cash
202-1550 Barclay Street                                          at $1.00
Vancouver, BC  Canada V6G 3B1
--------------------------------------------------------------------------------
Suzanna Macrury                    2,000     January 30, 1998    Issued for Cash
202-1550 Barclay Street                                          at $1.00
Vancouver, BC  Canada  V6G 3B1
--------------------------------------------------------------------------------
Cindy Cassidy                      1,000     January 30, 1998    Issued for Cash
2186 Salisbury Avenue                                            at $1.00
Port Coquitlam,BC Canada V3C 1Y1
--------------------------------------------------------------------------------
Jannifer Sung                      5,000     January 30, 1998    Issued for Cash
337 West 2nd Avernue                                             at $1.00
Vancouver, BC  Canada  V5Y 1C9
--------------------------------------------------------------------------------
David W. Ginn                      2,000     January 30, 1998    Issued for Cash
4097 Spruce Street                                               at $1.00
Burnaby, BC  Canada  V5G 1Y3
--------------------------------------------------------------------------------
Darvin Anderson                    3,100     January 30, 1998    Issued for Cash
4855 Elk Road                                                    at $1.00
Victoria, BC  Canada  V8X 4M6
--------------------------------------------------------------------------------
Michael Anderson                   1,000     January 30, 1998    Issued for Cash
3765 Belgrave Street                                             at $1.00
Victoria, BC  Canada  V82 5A1
--------------------------------------------------------------------------------
Salim Lakhani                      3,596     January 30, 1998    Issued for Cash
Box 4364 Stn Terminal                                            at $1.00
Vancouver, BC Canada  V6B 3Z7
--------------------------------------------------------------------------------
Helen MacCoomb                     2,000     January 30, 1998    Issued for Cash
3951 Hamilton Street                                             at $1.00
Port Coquitlam, BC Canada V3B 3A8
--------------------------------------------------------------------------------
James Fantin                       1,000     January 30, 1998    Issued for Cash
202-1720 Larch Street                                            at $1.00
Vancouver, BC  Canada V6K 3N8
--------------------------------------------------------------------------------
Jean Schwartz                      1,000     January 30, 1998    Issued for Cash
6 West 38th Avenue                                               at $1.00
Vancouver, BC  Canada V5Y 2N4
--------------------------------------------------------------------------------
Bryan Ward                         2,900     January 30, 1998    Issued for Cash
31 East 5th Street                                               at $1.00
Vancouver, BC  V5T 1G7
--------------------------------------------------------------------------------
Tony Froese                        1,000     January 30, 1998    Issued for Cash
1536 53A Street                                                  at $1.00
Delta, BC  Canada  V4M 3G2
--------------------------------------------------------------------------------
Brad Hallam                        1,000     January 30, 1998    Issued for Cash
858 Cambria Wood Cres.                                           at $1.00
Victoria, BC  Canada  V8Y 2X1
--------------------------------------------------------------------------------
Khushminder Garcha                 2,000     January 30, 1998    Issued for Cash
7107 - 143 A Street                                              at $1.00
Surrey, BC  Canada  V3W 0Y3
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Sarinder Gill                      1,000     January 30, 1998    Issued for Cash
5864 104th Street                                                at $1.00
Delta, BC  Canada  V4K 3N3
--------------------------------------------------------------------------------
Satdev Gill                        3,000     January 30, 1998    Issued for Cash
5864 104th Street                                                at $1.00
Delta, BC  Canada  V4K 3N3
--------------------------------------------------------------------------------
Amarjit Gill                       1,000     January 30, 1998    Issued for Cash
5864 104th Street                                                at $1.00
Delta, BC  Canada  V4K 3N3
--------------------------------------------------------------------------------
Lakhdev Gill                       2,000     January 30, 1998    Issued for Cash
5864 104th Street                                                at $1.00
Delta, BC  Canada  V4K 3N3
--------------------------------------------------------------------------------
Gurdashan S. Gill                  5,000     January 30, 1998    Issued for Cash
5864 104th Street                                                at $1.00
Delta, BC  Canada  V4K 3N3
--------------------------------------------------------------------------------
Tillium Watters                    1,000     January 30, 1998    Issued for Cash
6 - 38th Avenue West                                             at $1.00
Vancouver, BC  Canada V5Y 2N4
--------------------------------------------------------------------------------
Bob Dillon                         1,000     January 30, 1998    Issued for Cash
3792 Argyle Way                                                  at $1.00
Port Alberni, BC Canada V9Y 8A6
--------------------------------------------------------------------------------
George A. Grieve                  36,500     January 30, 1998    Issued for Cash
1205-3071 Glender                                                at $1.00
Coquitlam, BC  Canada V3B 7R1
--------------------------------------------------------------------------------
Darryl Craig                       1,315     January 30, 1998    Issued for Cash
5345 Tuanton Street                                              at $1.00
Vancouver, BC  V5R 2B4
--------------------------------------------------------------------------------
Ian Clark                          3,000     January 30, 1998    Issued for Cash
1106 - 1065 Quayside Drive                                       at $1.00
New Westminster, BC  V3M 1C5
--------------------------------------------------------------------------------
Susanne Bergler                    2,000     January 30, 1998    Issued for Cash
3131 Williams Road                                               at $1.00
Richmond, BC  Canada V7E 1H8
--------------------------------------------------------------------------------
Terry Lombardo                     4,500     January 30, 1998    Issued for Cash
2577 Belloc Street                                               at $1.00
North Vancouver, BC  V7H 1H9
--------------------------------------------------------------------------------
Salim Lakhani                      3,623     January 30, 1998    Issued for Cash
Box 4364 Station Terminal                                        at $1.00
Vancouver, BC  Canada  V6B 3Z7
--------------------------------------------------------------------------------
Salim Lakhani                     18,116     January 30, 1998    Issued for Cash
Box 4364 Station Terminal                                        at $1.00
Vancouver, BC  Canada  V6B 3Z7
--------------------------------------------------------------------------------
Fay Rae                            1,000     January 30, 1998    Issued for Cash
101-6963 Gilley Avenue                                           at $1.00
Burnaby, BC  Canada  V5J 4W8
--------------------------------------------------------------------------------
Warren Nyuli                       5,000     January 30, 1998    Issued for Cash
6255-112A Street                                                 at $1.00
Edmonton, AB  Canada T6H 3K4
--------------------------------------------------------------------------------
Sean Lenihan                       4,000     January 30, 1998    Issued for Cash
2555 Norcrest Ct.                                                at $1.00
Burnaby, BC  Canada  V3J 1C7
--------------------------------------------------------------------------------
Carol Bomke                        3,000     January 30, 1998    Issued for Cash
4453 James Street                                                at $1.00
Vancouver, BC  Canada  V5V 3H9
--------------------------------------------------------------------------------
John Peters                        1,000     January 30, 1998    Issued for Cash
3391 West 7th Avenue                                             at $1.00
Vancouver, BC  Canada  V6R 1V9
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Hanif Juma                        10,000     January 30, 1998    Issued for Cash
50 - 5380 Smith Drive                                            at $1.00
Richmond, BC  Canada  V6V 2K8
--------------------------------------------------------------------------------
Balbir Sangha                      5,000       April 14, 1998    Issued for cash
11092 - 129 Street                                               at $1.00
Surrey, BC   V3T 3J4
--------------------------------------------------------------------------------
Cindy Lou Griffith                 1,000       April 14, 1998    Issued for cash
3349 West 27th Avenue                                            at $1.00
Vancouver, BC  V6S 1P5
--------------------------------------------------------------------------------
D. Kay                               714       April 14, 1998    Issued for cash
4240 Lancelot Drive                                              at $1.00
Richmond, BC  V7C 4S3
--------------------------------------------------------------------------------
Darren Postma                      5,000       April 14, 1998    Issued for cash
2663 Chapman Place                                               at $1.00
Abbotsford, BC V2S 7J2
--------------------------------------------------------------------------------
David Kay & Lydia Kay              3,470       April 14, 1998    Issued for cash
4240 Lancelot Drive                                              at $1.00
Richmond, BC  V7C 4S3
--------------------------------------------------------------------------------
David Nash                         1,000       April 14, 1998    Issued for cash
1828 Keys Place                                                  at $1.00
Abbotsford, BC  V2S 5G9
--------------------------------------------------------------------------------
Dianne Mulligan                    1,000       April 14, 1998    Issued for cash
13711 - 72nd Avenue Suite 420                                    at $1.00
Surrey, BC  V3W 2P2
--------------------------------------------------------------------------------
Elizabeth Naylor                   1,000       April 14, 1998    Issued for cash
1828 Keys Place                                                  at $1.00
Abbotsford, BC  V2S 5G9
--------------------------------------------------------------------------------
Emanuel Kobas                        700       April 14, 1998    Issued for cash
2532 Mackenzie Street                                            at $1.00
Vancouver, BC  V6K 3Z7
--------------------------------------------------------------------------------
Erik Diewert                       1,000       April 14, 1998    Issued for cash
4169 Yuculta Cres                                                at $1.00
Vancouver, BC  V6N 4A9
--------------------------------------------------------------------------------
Gordon Roberts                       714       April 14, 1998    Issued for cash
301-7540 Minoru Blvd.                                            at $1.00
Richmond, BC  V6E 1Z5
--------------------------------------------------------------------------------
Harley Duorkin                     5,000       April 14, 1998    Issued for cash
402 - 907 Beach Avenue                                           at $1.00
Vancouver, BC  V6Z 2R3
--------------------------------------------------------------------------------
Jackie Morris & Brad Morris        3,470       April 14, 1998    Issued for cash
7430 Mark Cres                                                   at $1.00
Burnaby, BC  V5A 1Z3
--------------------------------------------------------------------------------
Jackie Vincent                     1,000       April 14, 1998    Issued for cash
RR 1  S-14-C-15                                                  at $1.00
Madreia Park, BC V0N 2H0
--------------------------------------------------------------------------------
Jason Coe                          1,000       April 14, 1998    Issued for cash
8431 Cartier Street                                              at $1.00
Vancouver, BC  V6P 4T7
--------------------------------------------------------------------------------
Jeff Zabubek                       1,000       April 14, 1998    Issued for cash
2711 East 40th Avenue                                            at $1.00
Vancouver, BC  V5R 2W1
--------------------------------------------------------------------------------
Jennifer Jang                      1,500       April 14, 1998    Issued for cash
2304 West 8th Avenue                                             at $1.00
Vancouver, BC  V6K 2A9
--------------------------------------------------------------------------------
Joe Radonic                        4,000       April 14, 1998    Issued for cash
102 - 5880 Dover Cres                                            at $1.00
Richmond, BC  V7C 5P5
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Kashmir Johal                     50,000       April 14, 1998    Issued for cash
1086 West 54th Avenue                                            at $1.00
Vancouver, BC  V6P 1M8
--------------------------------------------------------------------------------
Louise Alston                      2,600       April 14, 1998    Issued for cash
1179 Pacific Drive                                               at $1.00
Delta, BC  V4M 2K2
--------------------------------------------------------------------------------
Makkhan Sidhu                      5,000       April 14, 1998    Issued for cash
16638 78A Avenue                                                 at $1.00
Surrey, BC V3S 8S2
--------------------------------------------------------------------------------
Mark Sander                        2,400       April 14, 1998    Issued for cash
800 - 475 West Georgia Street                                    at $1.00
Vancouver, BC  V6B 4M9
--------------------------------------------------------------------------------
Monique Elbers                     1,000       April 14, 1998    Issued for cash
4723 Saddlehorn Cres                                             at $1.00
Langley, BC  V2Z 2L7
--------------------------------------------------------------------------------
Pam Rosen                            145       April 14, 1998    Issued for cash
RR 1  S-14-C-15                                                  at $1.00
Madreia Park, BC  V0N 2H0
--------------------------------------------------------------------------------
Parm Sandhu                        3,000       April 14, 1998    Issued for cash
12301 90 Avenue                                                  at $1.00
Surrey, BC  V3V 1B7
--------------------------------------------------------------------------------
Paul Cunha & Margaret Cunha        1,500       April 14, 1998    Issued for cash
707 - 23rd Street                                                at $1.00
New Westminster, BC  V3M 5W4
--------------------------------------------------------------------------------
Ralph Schonwetter                  1,000       April 14, 1998    Issued for cash
7751 Afton Drive                                                 at $1.00
Richmond, BC  V7A 1A2
--------------------------------------------------------------------------------
Richard LaBelle                    1,400       April 14, 1998    Issued for cash
15275 Victoria Avenue                                            at $1.00
White Rock, BC  V4B 1G9
--------------------------------------------------------------------------------
Richard McVicar                    3,500       April 14, 1998    Issued for cash
104 -932 Robison Street                                          at $1.00
Coquitlam,  BC V3B 7R1
--------------------------------------------------------------------------------
Robert Edwards                     9,000       April 14, 1998    Issued for cash
PO Box 669                                                       at $1.00
Port Coquitlam, BC  V3B 6H9
--------------------------------------------------------------------------------
Steve Hurtig                       1,000       April 14, 1998    Issued for cash
14901 88A Avenue                                                 at $1.00
Surrey, BC  V3R 6Y4
--------------------------------------------------------------------------------
Tam Ka Yee                          5,000      April 14, 1998    Issued for cash
337 West 2nd Avenue                                              at $1.00
Vancouver, BC  V5Y 1C9
--------------------------------------------------------------------------------
Tricia Lacuesta                     3,571      April 14, 1998    Issued for cash
3749 West 11th Avenue                                            at $1.00
Vancouver, BC  V6R 1K7
--------------------------------------------------------------------------------
Maria Waterman                        500      June 15, 1998     Issued for Cash
205-1305 Jervis Street                                           at $1.00
Vancouver, BC  V6E 2E4
--------------------------------------------------------------------------------
Ryan Bird                             500      June 15, 1998     Issued for Cash
314 - 8500 General Currie Road                                   at $1.00
Richmond, BC  V6Y 3V4
--------------------------------------------------------------------------------
Yook Yin Ho                        20,000      June 15, 1998     Issued for Cash
Alexander House                                                  at $1.00
16-20 Chater Road, Room 1709
Hongkong
--------------------------------------------------------------------------------
Brent Vickers                      10,000      June 15, 1998     Issued for Cash
130 Monteith Drive                                               at $1.00
Salt Spring Island, BC  V8K 1H4
--------------------------------------------------------------------------------
Doug Stayer                         1,000      June 15, 1998     Issued for Cash
PO Box 525                                                       at $1.00
Garibaldi Highlands, BC  V0N 1T0
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Jean Schwartz                       1,000      June 15, 1998     Issued for Cash
6 West 38th Avenue                                               at $1.00
Vancouver, BC  V5Y 2N6
--------------------------------------------------------------------------------
Matt Robertson                        500      June 15, 1998     Issued for Cash
8711 Sidaway Road                                                at $1.00
Richmond, BC  V6W 1G7
--------------------------------------------------------------------------------
Duane Gafoor                        1,000      June 15, 1998     Issued for Cash
8711 Sidaway Road                                                at $1.00
Richmond, BC  V6W 1G7
--------------------------------------------------------------------------------
Hyphen International Trading Ltd.   2,857      June 15, 1998     Issued for Cash
Suite 304 - 7117 Antrim Avenue                                   at $1.00
Burnaby, BC  V5J 5K1
--------------------------------------------------------------------------------
Tony Chua                           2,857      June 15, 1998     Issued for Cash
1475 Kensington Avenue                                           at $1.00
Burnaby, BC  V5B 4C4
--------------------------------------------------------------------------------
David Cheng                         1,000      June 15, 1998     Issued for Cash
9211 Parksville Drive                                            at $1.00
Richmond, BC  V7E 4K1
--------------------------------------------------------------------------------
Tina Hoy                            3,571      June 15, 1998     Issued for Cash
438-5880 Dover Crescent                                          at $1.00
Richmond, BC  V7C 5P5
--------------------------------------------------------------------------------
Lucy Chan                          14,285      June 15, 1998     Issued for Cash
337 West 2nd Avenue                                              at $1.00
Vancouver, BC  V5Y 1C9
--------------------------------------------------------------------------------
SL Performance Motor Group          7,000      June 15, 1998     Issued for Cash
337 West 2nd Avenue                                              at $1.00
Vancouver, BC  V5Y 1C9
--------------------------------------------------------------------------------
C. Chan                               414      June 15, 1998     Issued for Cash
337 West 2nd Avenue                                              at $1.00
Vancouver, BC  V5Y 1C9
--------------------------------------------------------------------------------
Federick Chan                      10,000      June 15, 1998     Issued for Cash
8301 Granville Street                                            at $1.00
Vancouver, BC  V6P 4Z8
--------------------------------------------------------------------------------
Alnoor Virani                       3,571      June 15, 1998     Issued for Cash
101-1668 West Broadway                                           at $1.00
Vancouver, BC  V6J 1X6
--------------------------------------------------------------------------------
Nick Choham                         5,000      June 15, 1998     Issued for Cash
504-4211 Kingsway                                                at $1.00
Burnaby, BC  V5H 1Z6
--------------------------------------------------------------------------------
Andy Fung                           3,571      June 15, 1998     Issued for Cash
8468 Sunset Drive                                                at $1.00
Richmond, BC  V6C 3Y6
--------------------------------------------------------------------------------
Celia Chan                          3,000      June 15, 1998     Issued for Cash
312 - 8700 Ackroyd Rd.                                           at $1.00
Richmond, BC  V6X 3G2
--------------------------------------------------------------------------------
Mark Usher                          4,000      June 15, 1998     Issued for Cash
3209 Archibald Way                                               at $1.00
Whistler, BC  V0N 1B3
--------------------------------------------------------------------------------
Kieu Tai Lam                        2,000      June 15, 1998     Issued for Cash
4851 Knight Street                                               at $1.00
Vancouver, BC  V5N 3N3
--------------------------------------------------------------------------------
Joginder Basra                      5,000      June 15, 1998     Issued for Cash
1018 West 58th Avenue                                            at $1.00
Vancouver, BC  V6P 1W1
--------------------------------------------------------------------------------
Sonia Kalia                         5,000      June 15, 1998     Issued for Cash
1018 West 58th Avenue                                            at $1.00
Vancouver, BC  V6P 1W1
--------------------------------------------------------------------------------
Rajeev Opal                        10,000      June 15, 1998     Issued for Cash
6949 Selkirk Street                                              at $1.00
Vancouver, BC  V6P 4H1
--------------------------------------------------------------------------------
Balwinder K. Dhillon               10,000      June 15, 1998     Issued for Cash
4404 31st Street                                                 at $1.00
Edmonton, AB  T6T 1BL
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Christopher Simms                   4,000      June 15, 1998     Issued for Cash
15726 - 100th Avenue                                             at $1.00
Surrey, BC  V4N 2B2
--------------------------------------------------------------------------------
Lance Bremner                       2,000      June 15, 1998     Issued for Cash
15015 Bluebird Cres.                                             at $1.00
Surrey, BC  V3R 4T8
--------------------------------------------------------------------------------
Robert Coenen                       3,000      June 15, 1998     Issued for Cash
15642 93rd Avenue                                                at $1.00
Surrey, BC  V4N 2B3
--------------------------------------------------------------------------------
Jeremy Leung                        3,000      June 15, 1998     Issued for Cash
140 - 4603 Kingsway                                              at $1.00
Burnaby, BC  V5H 4M4
--------------------------------------------------------------------------------
Matthew Chipera                     2,000      June 15, 1998     Issued for Cash
8117 Explorers Walk                                              at $1.00
Vancouver, BC  V5S 4A9
--------------------------------------------------------------------------------
Surjit Uppal                        1,000      July 31, 1998     Issued for Cash
6680 London Court                                                at $1.00
Delta, BC  V4K 4W7
--------------------------------------------------------------------------------
Van Wong                            7,000      July 31, 1998     Issued for Cash
16658 85A Avenue                                                 at $1.00
Surrey, BC  V4N 5A7
--------------------------------------------------------------------------------
Sarbjit Basran                      1,100      July 31, 1998     Issued for Cash
1905 Edinburgh Street                                            at $1.00
New Westminster, BCV3M 2X4
--------------------------------------------------------------------------------
Rummen Johal                        1,000      July 31, 1998     Issued for Cash
1086 West 54th Avenue                                            at $1.00
Vancouver, BC  V6P 1N1
--------------------------------------------------------------------------------
Roop Johal                          6,000      July 31, 1998     Issued for Cash
1905 Edinburgh Street                                            at $1.00
New Westminster, V3M 2X4
--------------------------------------------------------------------------------
Nor'aini Smith                      1,700      July 31, 1998     Issued for Cash
3901 Parkway Drive                                               at $1.00
Vancouver, BC  V6L 3C9
--------------------------------------------------------------------------------
Janik Manhas                        3,000      July 31, 1998     Issued for Cash
4032 Martha Cres.                                                at $1.00
Victoria, BC  V8X 2E3
--------------------------------------------------------------------------------
Jaswant Manhas                      1,500      July 31, 1998     Issued for Cash
4032 Martha Cres.                                                at $1.00
Victoria, BC  v8X 2E3
--------------------------------------------------------------------------------
Derek Lai                           6,760      July 31, 1998     Issued for Cash
409-6866 Nicholson Rd.                                           at $1.00
North Delta, BC  V4E 3M6
--------------------------------------------------------------------------------
Mike McGowan                       24,000      July 31, 1998     Issued for Cash
3661 Haida Drive                                                 at $1.00
Vancouver, BC  V5M 3Y9
--------------------------------------------------------------------------------
Renee Giesse                       34,581      July 31, 1998     Issued for Cash
3041 East 54th Avenue                                            at $1.00
Vancouver, BC  V5S 1Y8
--------------------------------------------------------------------------------
Bryon Ziegler                      15,000      July 31, 1998     Issued for Cash
1917 West 4th Avenue, Suite 420                                  at $1.00
Vancouver, BC  V6J 1M7
--------------------------------------------------------------------------------
Gurjeet Thind                       2,000      July 31, 1998     Issued for Cash
15275 95A Avenue                                                 at $1.00
Surrey, BC  V3R 8J7
--------------------------------------------------------------------------------
Emerson Bennett & Associates Inc. 350,000     August 28, 1998    Issued for
6261 NW 6th Way Suite 207                                        Services
Fort Lauderdale , FL  33309
--------------------------------------------------------------------------------
Ossie Bains                         3,000     November 5, 1998   Issued for Cash
9-1063 Valewood Trail                                            at $1.00
Victoria, BC  V8X
--------------------------------------------------------------------------------
David Zazubek                       2,000     November 5, 1998   Issued for Cash
2711 East 40th Avenue                                            at $1.00
Vancouver, BC  V5R 2W7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Mark Usher                          4,000     November 5, 1998   Issued for Cash
3209 Archibald Way                                               at $1.00
Whistler, BC  V0N 1B3
--------------------------------------------------------------------------------
Northwest Imaging & FX             19,000     November 5, 1998   Issued for
100 - 2338 Columbia Street                                       Services
Vancouver, BC  V5Y 3Y3
--------------------------------------------------------------------------------
Tracey Bell                         1,200     November 5, 1998   Issued for
101-1184 Denman Street                                           Services
Box 260, Vancouver, BC  V6G
--------------------------------------------------------------------------------
Ken Chua                           20,000     November 5, 1998   Issued for
10880 Maddocks Road                                              Services
Richmond, BC  V7A 3M8
--------------------------------------------------------------------------------
Jim Grisdale                       10,000     November 5, 1998   Issued for
3905 W. 13th Avenue                                              Services
Vancouver, BC  V6R 2T1
--------------------------------------------------------------------------------
Daniel Chan                         8,760     November 5, 1998   Issued for Cash
337 W 2nd Avenue                                                 at $1.00
Vancouver, BC  V5Y 1C9
--------------------------------------------------------------------------------
Janice Bauer                          400     November 5, 1998   Issued for Cash
5843 Lickman Road                                                at $1.00
Chilliwack, BC  V2R 1B2
--------------------------------------------------------------------------------
Rick Warren                         1,500     November 5, 1998   Issued for Cash
46719 Woodspring Drive                                           at $1.00
Chilliwack, BC  V2R 3W6
--------------------------------------------------------------------------------
Shirley Warren                      1,500     November 5, 1998   Issued for Cash
46719 Woodspring Drive                                           at $1.00
Chilliwack, BC  V2R 3W6
--------------------------------------------------------------------------------
Janice Gear                         1,000     November 5, 1998   Issued for Cash
2469 Sunnyside Place                                             at $1.00
Abbotsford, BC  V2T 4C4
--------------------------------------------------------------------------------
Jean Scwartz                          200     November 5, 1998   Issued for
6 West 38th Avenue                                               Services
Vancouver, BC  V5Y 2N4
--------------------------------------------------------------------------------
Geven Opal                          7,000     December 30, 1998  Issued for Cash
6949 Selkirk Street                                              at $1.00
Vancouver, BC  V6P 4H1
--------------------------------------------------------------------------------
Gary Lo                             2,000     December 30, 1998  Issued for Cash
6142 Beatrice Street                                             at $1.00
Vancouver, BC  V5P
--------------------------------------------------------------------------------
Murrary Weissman                    6,000     January 21, 1999   Issued for
4605 Lankershim Blvd.                                            Services
North Hollywood, CA 91602
--------------------------------------------------------------------------------
Dick Delson                         6,000     January 21, 1999   Issued for
4605 Lankershim Blvd.                                            Services
North Hollywood, CA  91602
--------------------------------------------------------------------------------
Blaine Ruzycki                    200,000     May 18, 1999       Issued for
412 - 22nd Avenue N.E.                                           Services
Calgary, AB  Canada  T2E 1T7
--------------------------------------------------------------------------------
Jerzy Babkowski                   100,000     July 9, 1999       Issued for
2609 Harrier Drive                                               Service
Coquitlam, BC  V3E 2A7
--------------------------------------------------------------------------------
Granite Hill Limited              494,380     September 9, 1999  Line of Credit
Box 71                                                           converted at
Alofi, Niue                                                      $0.20
--------------------------------------------------------------------------------
Ben Moglin                        100,000     September 30, 1999 Issued for
116 - 1228 Marinaside Crescent                                   Services
Vancouver, BC  V6Z
--------------------------------------------------------------------------------


Note:   The total number of shares issued from inception to October 31, 1999 was 12,355,260.

USE OF PROCEEDS

Net proceeds of $81,560 from issuance of 81,560 shares of common stock during the fiscal year ended October 31, 1999 were used by the Company for working capital purposes and for maintaining its operations. An amount of $60,000 was paid to James Meier, President and a Director of the Company, for management services. The Company issued 312,000 shares of common stock for various consulting services rendered to the Company, and 494,380 shares of common stock upon conversion of debt of $98,876. During the 1997 and 1998 fiscal years, proceeds from the issuance of shares of common stock have generally be used to finance the operating activities of wholly-owned subsidiaries which were actively involved in providing studio space and facilities for film and television productions. These subsidiaries were disposed on November 1, 1998 to a related party.

YEAR 2000 COMPUTER PROBLEMS

The Year 2000 problem is a result of certain computer software written using two digits for the date rather than four. Such software may incorrectly interpret a date written as "00" as being the year 1900 or may simply fail to perform at all. This Year 2000 problem may result in severe difficulties for both information technology systems and, indirectly, non-information technology systems.

At present the Company has no information technology systems. As such, the Company does not anticipate any impact on its operations from impacts on computer systems. The Company has made no investigation as to the potential effects the Year 2000 problem may pose to the Company's non-information technology systems. Additionally, the Company has made no attempt to assess the potential impact of the Year 2000 problem in relation to third parties with whom the Company has a relationship. Given the Company's lack of information technology systems, the Company does not anticipate any costs in dealing with the Year 2000 problem.

The most reasonably likely Year 2000 worst case scenario would be a major shutdown of the Internet, which would affect the business of ITN. Depending on the extent and duration of any disruption to the Internet, the Company's investment in ITN may be jeopardized. The Company has no contingency plan to address any worst case scenario in relation to the Year 2000 problem and does not intend to develop one in the future.

The Company has not developed a Year 2000 contingency plan, nor does the Company intend to develop such a plan in the future. Additionally, the Company has made no efforts to determine the progress of any plan in place to become ready for the Year 2000 problem nor does it intend to develop any such plan to address the Year 2000.

TRANSFER AGENT

The Company's transfer agent is Nevada Agency & Trust Co., 50 West Liberty Street, Suite 880, Reno, Nevada, 89501, U.S.A.


--------------------------------------------------------------------------------
     ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------


PLAN OF OPERATIONS

In the future, the Company will seek to establish its business of film production, as well as provide financing for production of its movie on the life of John Meier and other films. The Company also intends to devote additional resources to development of its Internet and multi-media video technology business (see Part I, Item 1,"Description of Business"). As at October 31,
1999, the Company does not have adequate resources to cover ongoing operations, and has nominal assets and a working capital deficiency. The Company is a young company and going through a transitional stage of establishing an infrastructure and focus for future development. Management is confident that sufficient funding for working capital needs of US$60,000 per year and additional project financing can be completed in the near future.

Movie Production

The Company intends to identify suitable movie projects and to acquire rights to producing them in addition to the movie based on John Meier's life experiences. The Company has not yet determined the funding required for production of this movie, neither is there a script for it. The Company will seek to raise the necessary monies from investors or by joint venture with one or more established producers. The Company has not yet determined which established producer it might seek to joint venture with. It is not anticipated that production will commence until sometime in 2001. There can be no assurance that such financing will be available, or if available, that it would be offered on terms deemed acceptable to management. In the event the Company is successful in arranging such financing, it is contemplated that producing and distributing such movie could take as long as 12 months from the time the script is completed.

Acquisitions and Other Businesses

At present, the Company has no plans to acquire other businesses or properties. The Company does not expect to purchase or sell plant or significant equipment in the foreseeable future, nor does the Company foresee the hiring of new employees in the next year.

Other Matters

Management anticipates that the Company will need US$60,000 in working capital during the next 12 months in order to maintain daily operations. James Meier, President and a director of the Company, has agreed to fund the Company when needed in consideration for restricted stock issued at market price.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company realized revenues of nil in 1999 and $625,528 in 1998, and incurred net losses of $77,713 in 1999 and $1,462,471 in 1998. During the 1998 fiscal year, the Company's wholly-owned subsidiaries had leased studio spaces which were sub-leased to various film and television productions. In the 1998, the Company was unable to maintain these studio leases in good standing and were in default therein, attributing to a loss of assets of $369,782 for the deposit for the purchase of a property to be used in the motion picture industry. The Company disposed of these subsidiaries to a related party on November 1, 1998 resulting in a gain of $125,023 from such disposition for the year ended October 31, 1999.

For the nine month period ended July 31, 2000, the Company had no operations, and thus it realized no sources of revenues and incurred a net loss of $7,349.

Liquidity and Capital Resources

As at October 31, 1999 and 1998, the Company has cash resources of $43 and $27,453, respectively, and working capital deficiencies of $59,955 and $282,025, respectively.

As at July 31, 2000, the Company had a nominal cash balance of $9 and a working capital deficiency of $65,375. The Company will need additional working capital to finance its operations and its business activities. The directors and officers of the Company are prepared to offer interim financing, but financing from other sources are necessary to ensure the success of the Company.

Since June 17, 1997 (date of inception) to October 31, 1999, the Company issued 7,127,849 common shares for net proceeds $878,813.

For detailed financial data and comparatives for years ended October 31, 1999 and 1998 and the period of inception (June 17, 1997) to October 31, 1997, please refer to Part I, Item 7 "Financial Statements".

Cash Flows

From June 17, 1997 to October 31, 1999, the Company generated cash outflows of $578,699 and $379,741 from operating activities and investing activities, respectively, and cash inflows of $958,483 from financing activities. Cash outflows of $578,699 from operating activities were largely attributable to the incurrence of cumulative net losses of $1,633,583 for the said period. Such losses reflect the combined effects of revenues of only $773,600 compared to substantially higher expenditures for operations and administration of $2,153,796 and write-off of assets of $369,782. Partially off-setting operating cash outflows from cumulative net losses from June 17, 1997 to October 31, 1999, is the issuance of capital stock for net proceeds of $878,813 and the gain on transfer of subsidiaries to related parties in the amount of $125,023.

During the same period, cash outflow of $379,741 from investing activities represents security deposits paid on an automobile lease and a purchase deposit paid for a leased property.

From June 17, 1997 to October 31, 1999, net proceeds of $878,813 in equity capital from the issuance of common shares with a par value of $0.001 per share, contributed to cash inflows of $878,813 from financing activities.

From June 17, 1997 to October 31, 1999, the Company had a net increase of $43 in cash flows.

From November 1, 1999 to July 31, 2000, the Company had a net decrease of $34 in cash flows, resulting in a cash balance of $9 as at July 31, 2000. During this nine month period, the Company did not raise any capital from equity sources.

Convertible Line of Credit

On April 9, 1999, the Company entered into a convertible line of credit agreement allowing the Company to borrow up to CDN $300,000 of which CDN $100,000 (US $64,843) had already been advanced by the lender on December 4, 1998. A further CDN $50,000 (US $33,584) was advanced from the convertible line of credit on July 27, 1999. Funds advanced from the convertible line of credit were repayable on demand by the lender and bear an interest rate of 8% per annum calculated from the date of the advance. Either the lender or the borrower may convert all or part of the principal amount advanced under the line of credit into common shares of the Company at the rate of US $0.20 per share. Under the terms of the agreement, any conversion shall constitute full payment of the indebtedness owing by the Company to the lender in respect to the amount converted, including all accrued but unpaid interest thereon. On September 9, 1999, the entire amount advanced under the loan (US $98,876) was converted in 494,380 common shares of the Company. Monies advanced to the Company under the line of credit agreement were used for operations by the Company's subsidiaries. Since the conversion of the outstanding debt on September 9, 1999, the convertible line of credit is no longer available to the Company.

Other Matters

As of October 31, 1999, the Company had assets of US$111 and liabilities of US$92,497. A portion of these liabilities totaling US$3,288 is owed by the Company to James Meier. As at November 1, 1999, the Company and James Meier have agreed to terminate the management agreement whereby a fee of $5,000 per month is payable to James Meier for management services.

As of October 31, 1999 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

1. Appin Holdings Ltd. v. Meier Studios (B.B.) Inc. and the Company (Supreme Court of British Columbia, Vancouver Registry, action # C992772, commenced June 1, 1999):

Under a written lease date March 31, 1998, Appin Holdings Ltd. leased to Meier Studios (B.B.) Inc., movie studio premises located at 6228 Beresford Street, Burnaby, B.C., for a term of five years commencing April 1, 1998. Under a written agreement dated April 1, 1998, the Company agreed to guarantee the lease for a period of 12 months commencing April 1, 1998. The landlord terminated the lease on April 19, 1999, on the basis of its claim, which is disputed, that the tenant failed to pay rent for the months of March and April 1999, and that two claims of builder's liens were filed against the property. The landlord is claiming CDN$228,897.41 (US$153,880.61) against the Company pursuant to agreement, which the Company disputes. Since the Company's guarantee expired on March 31, 1999, no amount has been accrued on the Company's books as management does not believe there is any reasonable prospect that the suit against it will be successful.

On November 1, 1998, the Company transferred and disposed all its investment in Meier Studios (B.B.) Inc. to Meier Entertainment Group Inc., a company controlled by the Company's President, James Meier.

2. Crow Productions Inc. v. Meier Studios (B.B.) Inc. (Supreme Court of British Columbia, Vancouver Registry, action # C993605, commenced July 12,
1999):

Under a written sublease dated March 31, 1998, Meier Studios (B.B.) Inc. subleased to Crow Productions Inc. the premises described in Item 1 above. The subtenant paid rent of CDN$48,150 (US$30,252) to the sublandlord for May, 1999. As a result of the termination of the head lease on April 19, 1999 described in
Item 1, the subtenant paid the May, 1999 rent again to Appin Holdings Ltd. Crow Productions Inc. is claiming CDN$48,150 (US$30,252) plus interest and costs against Meier Studios (B.B.) Inc. Since Meier Studios (B.B.) Inc. is no longer a subsidiary, management does not believe any judgement would affect the Company and, therefore, no amount has been accrued by the Company in relation to this lawsuit.

On November 1, 1998, the Company transferred and disposed all its investment in Meier Studios (B.B.) Inc. to Meier Entertainment Group Inc., a company controlled by the Company's President, James Meier.

3. Ms. Renee Giesse. v. the Company, Meier Studio Management Inc., 532352 B.C. Ltd. and Dennis Rudd (Supreme Court of British Columbia, Vancouver Registry, action # C986645, commenced December 22, 1999):

The plaintiff's claim is against the Company and Meier Studio Management Inc. claiming unpaid wages of CDN $83,333.33 (US$56,816.88) plus damages for wrongful dismissal, interest and costs. In the statement of claim, Ms. Giesse alleges that in December 1997 she agreed to be employed by the Company and its subsidiary, Meier Studio Management Inc., as a Vice President, Studio Management for the movie studios operated by the defendant in British Columbia. Ms. Giesse alleges that under the terms of the oral employment agreement she was to be paid a salary and benefits commensurate to similar industry executives. Ms. Giesse alleges that a commensurate salary is CDN $125,000 per annum plus the reimbursement of certain expenses. Ms. Giesse further alleges that she carried out her duties as Vice President from December 15, 1997 to August 18, 1998 when she was dismissed without cause. The plaintiff seeks damages in the amount of salary for the period of December 17, 1997 to August 18, 1998. Management denies each and every allegation fact contained in Ms. Giesse's statement of claim. Specifically, Management disputes that there was any employment agreement and believes that the claim is frivolous and without merit. Since the Company filed its statement of defense on January 18, 1999, there has been no further action taken by Ms. Giesse in relation to her claim. Given the nature of this lawsuit, no amount has been accrued in the Company's books in relation to this lawsuit.

4. Michael McGowan v. the Company, Meier Studios (Lake City) Inc., Meier Worldwide Entertainment Ltd. and G.G. Studios Ltd. (Supreme Court of British Columbia, Vancouver Registry, action # C992476, commenced May 14, 1999):

Mr. McGowan loaned CDN$40,000 (US$26,890.75) without specific terms as to interest and repayment to the Company on August 15, 1997. Mr. McGowan requested that the loan be repaid and when the Company did not comply, he commenced the above action. Prior to filing a statement of defense, the Company agreed to a consent judgment of CDN$43,552.49 (US$29,278.98) as at September 1, 1999, to make monthly payments of CDN$1,000.00 (US$672.26) commencing on October 1, 1999, to pay interest at 1% above the HSBC Canada Bank prime rate and to pay the balance on October 1, 2000. As a result of this lawsuit and settlement, the entire amount has been accrued and recorded as a loan payable on the Company's books.

5. Meier Studios Inc. v. 544553 B.C. Ltd. (Supreme Court of British Columbia, Vancouver Registry, action #C985401, commenced September 4, 1998):

Meier Studios Inc. entered into a lease agreement with the defendant to lease a 65,000 square foot building on lands owned by the defendant in Delta, British Columbia. Under the terms to the lease, the defendant was required to construct an addition to the existing building of approximately 115,000 square feet. Upon completion of the addition, the basic rent payable by Meier Studios Inc. was to increase to approximately $105,000 per month. In June of 1998, the defendant informed Meier Studios Inc. that the addition had been completed and demanded payment of additional rent. Meier Studios Inc. determined that the addition was not complete nor had the municipal government issued the necessary occupancy permits. Subsequently, the defendant informed Meier Studios Inc. that it had terminated the lease and blocked the plaintiff from accessing the premises. Meier Studios Inc. brought the action seeking a declaration that the lease was valid and requiring specific performance by the defendant. In October 1998, the defendant filed its statement of defense and counterclaimed for damages against Meier Studios Inc. Specifically, the defendant sought damages in the amount of $308,040 (less $112,107.55 and $5,552.45 paid into court by Meier Studios Inc.)

On November 1, 1998, the Company sold Meier Studios Inc. to Meier Entertainment Group Inc., a company controlled by the Company's President, James Meier. While Meier Studios Inc. is no longer a subsidiary of the Company, the Company remains liable under the lawsuit as it acted as a guarantor on the original lease. The Company calculates that its maximum exposure is CDN$61,634.53 (US$41,434.97), plus interest and costs and the Company has accordingly accrued this amount in its books.

Further financial information of the Company are provided in Part I, Item 7 Financial Statements.


--------------------------------------------------------------------------------
                        ITEM 7:   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The financial statements of the Company are included in Part III, Item 13 Exhibits and Reports on Form 8-K.


--------------------------------------------------------------------------------
  ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------


From inception to October 31, 1999, the Company's auditors has been Andersen, Andersen & Strong, L.C. of Salt Lake City, Utah, U.S.A. Such firm's audited financial statements for the period from inception to October 31,1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between the Company's management and its auditors.

                                     PART III


--------------------------------------------------------------------------------
    ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table identifies the Company's directors and executive officers and certain other key employees as of October 31, 1999. Directors are elected at the Company's annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. The date of the Company's 1999 Annual General Meeting of Stockholders has not yet been set.


                                                        Term as    Term as
                                                        -------    -------
                                                        Director   Director
                                                        --------   --------
   Name           Age    Position Held                   Since      Expires
   ----           ---    -------------                   -----      -------
James Meier       30     President/CEO/Director           1997        2000
Harry Evans       65     Vice-President/Director          1998        2000
Michael Laidlaw   64     Director                         1999        2000
Carrie Hunter     43     Secretary/Treasurer/Director     1997        2000
Blaine Ruzycki    35     Promoter                          Not         Not
                                                       applicable   applicable

James Meier, the Company's founder, has been President and Director since its inception. James Meier was also the founder and President of Meier
Entertainment Group Inc. From 1997 to the present, he has been managing the Company. From 1990 to 1995, he served as a systems analyst with the Canadian Imperial Bank of Commerce in Vancouver, BC, Canada. Mr. Meier has been a director of the British Columbia Motion Picture Association since 1996, and is a voting member of the Academy of Canadian Cinema and Television.

Harry K. Evans was appointed Executive Vice President and Director in January 1998. He serves as the United States and international liaison/consultant for the Company in Los Angeles. From 1990 through 1995, he was Chief Executive Officer of the American Society of Cinematographers and a top executive with the Directors Guild of America and the International Photographers Guild of Hollywood. Since February 1995, Mr. Evans has also served as executive vice president of Meier Entertainment Group Inc. From 1993 through 1995, he was a labor relations consultant, primarily for the Union of British Columbia Performers.

Michael Laidlaw was appointed as a Director on September 9, 1999. He is an independent financial advisor and consultant to many European and North American institutions. Mr. Laidlaw was born and educated at Malvern College, Worcestershire, in England. In 1955 he joined the London brokerage house of Angel H. Hart & Company and in 1961 he moved to Vivian Gray & Company. In 1985 he acquired the company of Giles and Overy, a small London brokerage house on behalf of an insurance group, and expanded the company ten-fold over three years. Since 1963 he has been a member of the London Stock Exchange, a position that he retired from in late 1998. He currently serves on the Board of Directors of the following Vancouver Stock Exchange listed companies: President Mines Ltd., Sunstate Resources Ltd. and Mt. Tom Minerals Corporation.

Carrie L. Hunter has been corporate secretary and treasurer of the Company since its inception, and also a Director since January 1998. Ms. Hunter is also president of Gloria Management, a communications consulting firm that she founded in 1994. From 1979 to 1994, she was president of the Banff Television Festival. From 1994 to 1997, she has served as administrative director of the British Columbia Motion Picture Association.

Blaine Ruzycki was considered to be the promoter for the Company from May 1999 to January 2000. He resides in Alberta, Canada, and was responsible for providing stockholder relations services for the Company. For the past five years, Mr. Ruzycki has been a self-employed businessman.

James Meier is the only executive officer who works full time for the Company. The other Directors and Officers devote such time as their responsibilities require. None of the Company's Directors are directors of other companies registered under the Securities Exchange Act of 1934.

There is a family relationship between the Company's President James Meier, and his father John Meier, President of ITN. In addition to his role as president of ITN, for the past five years, Mr. John Meier has been a self-employed businessman living in Vancouver, British Columbia, Canada. There are no other relationships with any person under consideration for nomination as a director or appointment as an executive officer of the Company.

To the best knowledge of the Company's management, during the past five years, no present or former director, executive officer, or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(3) was a subject of any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) was found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.


COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

With the exception of James Meier, President of the Company, the Company knows of no other director, officer, or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person") who failed to file any reports required to be furnished pursuant to Section 16 (a). To the best knowledge of the Company's management, James Meier has not filed any Form 3. Other than those disclosed below, the registrant knows of no Reporting Person who failed to file the required reports during the fiscal year ended October 31, 1999.

The following table sets forth as at October 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the fiscal year ended October 31, 1999.


    Name                        Position                  Report to be Filed
    ----                        --------                  ------------------

James Meier              President/CEO/Director                Form 3
Harry Evans              Vice President/Director               Form 3
Michael Laidlaw          Director                              Form 3
Carrie Hunter            Secretary/Treasurer/Director          Form 3

--------------------------------------------------------------------------------
                    ITEM 10:   EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

GENERAL

The Company's President, James Meier, received US$5,000 per month as a salary, which commenced in August 1997 and ended October 1999. Subsequent to October 1999, no compensation or remuneration was paid by the Company to James Meier. In June 1997, James Meier's company, Meier Entertainment Group Inc., also received 3,500,000 shares of the Company's stock for his services in organizing the Company.

Carrie Hunter received total remuneration of CDN$23,500 that was converted at the average exchange rate for the year of 1998 of 1.4667 for the sum of US$16,022 for the year-ended October 31, 1998. She was paid by one of the Company's former wholly owned subsidiaries, Meier Worldwide Intermedia Inc. (a British Columbia company), for her services as Secretary and Treasurer during that period. In June 1997, 100,000 common shares were issued by the Company for her services as a director and an officer of the Company. No other compensation has been paid to her or is owed to her by the Company as at October 31, 1999.

With the exception of James Meier and Carrie Hunter, no other officers or directors of the Company have received compensation since the Company's inception. Directors are not presently reimbursed for expenses incurred in attending Board meetings.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation paid or accrued by the Company for the year ended October 31, 1999 to the Company's Chief Executive Officers, and shows compensation paid to other officers and directors whose compensation does not exceed US$100,000 in any one year.


                     Summary Compensation Table (1998/99)

--------------------------------------------------------------------------------
                                               Long Term Compensation
                                                   (in US Dollars)
--------------------------------------------------------------------------------
                              Annual
                          Compensation        Awards            Payouts
--------------------------------------------------------------------------------
  (a)         (b)      (c)      (e)      (f)        (g)       (h)       (i)

Name and                       Other   Restricted  Options/  LTIP     All Other
Principle                     Annual      Stock     SARs *  Payouts Compensation
Position     Year    Salary    Comp.     Awards      (#)      ($)        ($)
                                ($)       ($)

--------------------------------------------------------------------------------
James Meier,
President,
CEO          1999    $60,000       0          0           0       0           0
             1997/98 $60,000       0          0   1,000,000**     0           0

Carrie
Hunter,      1999          0       0          0           0       0           0
Secretary,   1997/98 $16,022       0    100,000           0       0           0
Treasurer

Harry Evans, 1999          0       0          0           0       0           0
Exec. VP &   1998          0       0          0     100,000       0           0
Director

Michael      1999          0       0          0           0       0           0
Laidlaw,
Director

Alexandra
Rose
(COO of
Meier Rose
Pictures
Inc.)        1999          0       0          0     200,000       0           0
--------------------------------------------------------------------------------

*    All options were cancelled in October 1999.
** Includes options issued to Meier Entertainment Group Inc., which is wholly owned by James Meier.


OPTION/SAR GRANTS TABLE

A total of 2,800,000 stock options have been granted from inception to October 31, 1999. None of the options have been exercised to October 1999, and all options granted have been cancelled in October 1999.

The 1,000,000 options granted to International Financial Corporation in March 1998 were cancelled by the Company in March 1999, and are not included in this table. The remaining 1,800,000 options were terminated by the Company in October 1999 and are not included in this table. As a result, as of October 31, 1999, there were no options issued and outstanding.

       Option / SAR Grants during the Fiscal Year Ended October 31, 1999
       -----------------------------------------------------------------
                                Individual Grants
                                -----------------
--------------------------------------------------------------------------------
    (a)             (b)              (c)               (d)               (e)
    ---             ---              ---               ---               ---
                  Number of     % of Total
                  ---------     ----------
  Name           Securities    Options/SARs         Exercise or      Expiration
  -----          ----------    ------------         -----------      ----------
                 Underlying     Granted to          Base Price          Date
                 ----------     ----------          ----------          ----
                Options/SARs   Employees in         ($ / Share)
                ------------   ------------         -----------
                 Granted (#)    Fiscal Year
                 -----------    -----------
--------------------------------------------------------------------------------
                Not applicable  Not applicable    Not applicable  Not applicable
--------------------------------------------------------------------------------


In March 1999, the Company granted options to purchase 200,000 shares of the Company's stock to Alexandra Rose, Chief Operating Officer of Meier Rose Pictures Inc., for providing services as a Producer in relation to certain film productions. Such options are exercisable at US$0.75 per share at any time between March 17, 1999 and March 17, 2004. The Company terminated these options in October 1999.

In March 1999, the Company granted options to purchase 500,000 shares of the Company's stock to John Meier for consulting services. Such options are exercisable at US$0.75 per share at any time between March 17, 1999 and March 17, 2004. The Company terminated these options in October 1999.

In October 1998, the Company granted options to purchase 1,000,000 shares of the Company's stock to Meier Entertainment Group Inc. for consulting services. Such options are exercisable at US$1.00 per share at any time between October 23, 1998 and October 23, 2003. The Company terminated these options in October
1999.

In January 1998, the Company granted options to purchase 100,000 shares of the Company's stock to Harry Evans, a director of the Company. Such options are exercisable at US$1.00 per share at any time between March 4, 1999 and March 4, 2003. The Company terminated these options in October 1999.

In March 1998, the Company issued options to purchase 1,000,000 shares of the Company's stock to International Financial Corporation for investor relation services provided to the Company. Such options were exercisable at US$1.00 per share at any time between March 4, 1999 and March 4, 2003. The services of the Company were discontinued because they did not result in a financing and the option is no longer valid. No options were exercised.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

As at October 31, 1999, no options were outstanding, and no options were exercised during the year then ended which is reflected with nil values for the following table.


   Aggregated Option/SAR Exercises during Fiscal Year Ended October 31, 1999 and Fiscal Year-End Option/SAR Value Table

--------------------------------------------------------------------------------
    (a)             (b)              (c)               (d)              (e)
    ---             ---              ---               ---              ---
                  Shares                            Number of        Underlying
  Name           Acquired           Value           Securities      Unexercised
                    on           Realized ($)       Underlying     In-the-Money
                Exercise (#)                       Options/SARs    Options/SARs
                                                   at FY-End (#)   at FY-End (#)
                                                   Exercisable/     Exercisable/
                                                   Unexercised      Unexercised
--------------------------------------------------------------------------------

                    0                0                   0                  0
--------------------------------------------------------------------------------


LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS

The Company does not have any long-term incentive plans.

    Long-Term Incentive Plans - Awards in the Fiscal Year Ended October 31, 1999


--------------------------------------------------------------------------------
                                                     Estimated Future Payouts
                                                          Under Non Stock
                                                        Priced-Based Plans
--------------------------------------------------------------------------------

   (a)        (b)                  (c)           (d)          (e)          (e)
             Number of        Performance
  Name     Shares, Units       or Other       Threshold      Target      Maximum
          or Other Rights     Period Until    ($ or #)      ($ or #)    ($ or #)
               (#)            Maturation or
                                 Payout
--------------------------------------------------------------------------------

                    0                   0            0                      0
--------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

James Meier, the President and a director of the Company, received US$5,000 per month as a salary, which commenced in August 1997 and ended October 1999. Subsequent to October 1999, no compensation or remuneration was paid by the Company to James Meier. In June 1997, James Meier's company, Meier Entertainment Group Inc., also received 3,500,000 shares of the Company's stock for his services in organizing the Company.

Carrie Hunter received total remuneration of CDN$23,500 that was converted at the average exchange rate for the year of 1998 of 1.4667 for the sum of US$16,022 for the year-ended October 31, 1998. She was paid by one of the Company's former wholly owned subsidiaries, Meier Worldwide Intermedia Inc. (a British Columbia company), for her services as Secretary and Treasurer during that period. In June 1997, 100,000 common shares were issued by the Company for her services as a director and an officer of the Company. No other compensation has been paid to her or is owed to her by the Company as at October 31, 1999.

With the exception of James Meier and Carrie Hunter, no other officers or directors of the Company have received compensation since the Company's inception. Directors are not presently reimbursed for expenses incurred in attending Board meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

James Meier, the President and a director of the Company, received US$5,000 per month as a salary, which commenced in August 1997 and ended October 1999. Subsequent to October 1999, no compensation or remuneration was paid by the Company to James Meier. In June 1997, James Meier's company, Meier Entertainment Group Inc., also received 3,500,000 shares of the Company's stock for his services in organizing the Company.

Carrie Hunter received total remuneration of CDN$23,500 that was converted at the average exchange rate for the year of 1998 of 1.4667 for the sum of US$16,022 for the year-ended October 31, 1998. She was paid by one of the Company's former wholly owned subsidiaries, Meier Worldwide Intermedia Inc. (a British Columbia company), for her services as Secretary and Treasurer during that period. In June 1997, 100,000 common shares were issued by the Company for her services as a director and an officer of the Company. No other compensation has been paid to her or is owed to her by the Company as at October 31, 1999.

With the exception of James Meier and Carrie Hunter, no other officers or directors of the Company have received compensation since the Company's inception. Directors are not presently reimbursed for expenses incurred in attending Board meetings.

REPORT ON REPRICING OF OPTIONS/SARs

As at October 31, 1999, no options were outstanding, and no options were re-priced during the year then ended.

--------------------------------------------------------------------------------
   ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of each person who is known to the Company to be the beneficial owner of more than 5% of the Company's common stock as of October 31, 1999.

Name and Address Of   Total Amount of         Common         Stock      Percent
Beneficial Owner      Beneficial Ownership     Stock        Options     of Class
-------------------   --------------------    ------        -------     --------

Meier Entertainment
Group Inc.                  3,550,000        3,550,000 1,2        0        28.7%
360 English Bluff Road,
Delta BC V4M 2N1
Canada


*James Meier
360 English Bluff Road
Delta, BC V4M 2N1


Notes: As of October 31, 1999, there were 12,355,260 shares outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

     1 On June 30, 1997, the Company issued 3,500,000 common shares to Meier Entertainment Group Inc., of which James Meier is President and controlling stockholder.

     2 On June 30, 1997, the Company transferred 100,000 of its common shares to Carrie Hunter in recognition of Ms. Hunter's agreement to serve as a director and officer of the Company. The 100,000 shares were restricted preventing Ms. Hunter from selling the shares for a period of one year from the date of issue. Ms. Hunter subsequently transferred 50,000 of her shares to Meier Entertainment Group Inc. and later sold the remaining 50,000 shares upon expiration of the one-year hold period. Ms. Hunter now holds no shares in the Company.

     * Meier Entertainment Group Inc. is wholly owned by James Meier, President and a director of the Company.


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of each officer and director, and of all directors and executive officers as a group as of October 31, 1999.


Name and Address Of   Total Amount of         Common         Stock      Percent
Beneficial Owner      Beneficial Ownership     Stock        Options     of Class
-------------------   --------------------    ------        -------     --------

Meier Entertainment
Group Inc.                    3,550,0001      3,550,000           0       28.7%
360 English Bluff Road,
Delta BC V4M 2N1 Canada

Harry Evans                            0              0           0           *
1777 Via Verde Drive
Rialto, CA 92377
USA

Carrie Hunter                          0 2            0           0           *
2588 Westhill Drive
#205
West Vancouver, BC
V7S 3B6 Canada

Michael Laidlaw                        0              0           0           *
55 Falcon Way
The Isle of Dogs
London, E14 9U8
England

All officers and directors
(as a group of four persons)                                              28.7%

Notes: Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

     1 Includes 3,500,000 shares issued in June 1997 to Meier Entertainment Group Inc. in which James Meier is President and controlling stockholder and 50,000 shares transferred from Carrie Hunter.

     2 On June 30, 1997 Carrie Hunter was issued 100,000 shares in consideration for her services as a director and officer of the Company. The 100,000 shares were restricted, preventing Ms. Hunter from selling the shares for a one-year period from the date of issue. Ms. Hunter transferred 50,000 shares to Meier Entertainment Group Inc. The remaining 50,000 shares were sold by Ms. Hunter after the expiration of the one-year hold period. As a result, Ms. Hunter now holds no shares in the Company.

     *   Indicates less than 1% Ownership.


--------------------------------------------------------------------------------
         ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

On June 30, 1997, the Company issued 3,500,000 shares of its common stock to Meier Entertainment Group Inc. in consideration for its services in organizing the Company, valued at US$0.001 per common share (see Item 1: Description of Business). At the time of such agreement, James Meier, the Company's President, was an officer and sole stockholder of Meier Entertainment Group Inc. The terms of such transaction were determined by James Meier and cannot be deemed to have been negotiated at arm's length, but at the time the Company had no other stockholders. On June 30, 1997, the Company transferred 100,000 of its shares to Carrie Hunter in recognition of Ms. Hunter's agreement to serve as a director and officer of the Company. Ms. Hunter's shares were restricted and prevented her from selling said shares for a period of one year from the date of issue. Ms. Hunter subsequently transferred 50,000 shares to Meier Entertainment Group Inc. and, subsequent to the passage of the one year hold period, Ms. Hunter sold her remaining 50,000 shares. Ms. Hunter now owns no shares in the Company.

For compensation and options issued to officers and directors, refer to Part III, Item 10, Executive Compensation.

In July 1999 the Company purchased 2 million shares of ITN, a Nevada corporation, at US$0.001 per share, (see Part I, Item 1: Description of Business), in which John Meier is the President and Chief Executive Officer and James Meier is a Director. ITN plans to carry out the business of providing real-time interactive and multi-media services that will be available via the Internet and television.

The directors and certain of the Company's officers and stockholders are also directors, officers and stockholders of other companies engaged in the film and internet business, and conflicts of interest may arise between their fiduciary duties as directors of the Company and as directors of other companies.

There are certain family relationships between the directors, executive officers and their mother. James Meier is the son of John Meier. It was from John
Meier's mother that the movie rights to his story were acquired by Meier Entertainment Group Inc.

There are no other relationships with any person under consideration for nomination as a director or appointment as an executive officer of the Company.


--------------------------------------------------------------------------------
                ITEM 13:   EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

1.   Consolidated Financial Statements

     The following consolidated financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Andersen, Andersen & Strong, Certified Public Accountants           38

Consolidated Balance Sheets as at October 31, 1999 and 1998                   39

Consolidated Statements of Operations for the Years Ended
 October 31, 1999 and 1998 and for the Period from June 17,
 1997 (Date of Inception) to October 31, 1999                                 40

Statement of Changes in Stockholders' Equity for the Period
from June 17, 1997 (Date of Inception) to October 31, 1999                    41

Consolidated Statements of Cash Flows for the Years Ended
October 31, 1999 and 1998 and for the Period from June 17,
1997 (Date of Inception) to October 31, 1999                                  44

Notes to the Consolidated Financial Statements                                45


2.   Financial Statement Schedules

     The following financial statement schedules are included as part of this report:

        None


3.   Exhibits

     The following exhibits are included as part of this report by reference:

        None


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fiscal year ended October 31, 1999.



--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MEIER WORLDWIDE INTERMEDIA INC.
                                                      (Registrant)



   November 1, 2000                        /s/   James Meier
--------------------------------           -------------------------------------
   Date                                    James Meier, President and Director



   November 1, 2000                        /s/   Harry Evans
--------------------------------           -------------------------------------
   Date                                    Harry Evans, Director

ANDERSEN, ANDERSEN & STRONG, L.C.                 941 East 3300 South, Suite 220
Certified Public Accountants and                Salt Lake City, Utah, USA, 84106
Business Consultants Board                               Telephone: 801-486-0096
Member SEC Practice Section of the AICPA                       Fax: 801-486-0098
                                                       E-mail: Kandersen@msn.com

Board of Directors
Meier Worldwide Intermedia Inc. and Subsidiaries
Vancouver, BC, Canada


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the accompanying consolidated balance sheet of Meier Worldwide Intermedia Inc. and subsidiaries as at October 31, 1999 and October 31, 1998 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the years ended October 31, 1999, 1998 and 1997 and the period from June 17, 1997 (date of inception) to October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meier Worldwide Intermedia Inc. and subsidiaries at October 31, 1999 and October 31, 1998, and the results of operations and cash flows for the years ended October 31, 1999, 1998 and 1997 and the period from June 17, 1997 (date of inception) to October 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt for the coming year and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 10. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                /s/ Andersen Andersen & Strong
                                                --------------------------------
April 10, 2000                                  Andersen, Andersen & Strong L.C.
Salt Lake City, Utah


         A member of ACF International with affiliated offices worldwide

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      OCTOBER 31, 1999 and OCTOBER 31, 1998

--------------------------------------------------------------------------------

                                                   October 31,      October 31,
                                                       1999            1998
                                               ---------------------------------
                   ASSETS

CURRENT ASSETS
   Cash                                          $         43      $     27,453
   Accounts receivable                                     68              -
   Prepaid expenses                                      -               25,860
                                               ---------------------------------
                                                          111            53,313

OTHER ASSETS
   Advance security deposits - auto leases               -                6,063
                                               ---------------------------------

                                                 $        111       $    59,376

                  LIABILITIES

CURRENT LIABILITIES
   Accounts payable - Note 6                     $       -          $     8,064
   Accrued rent payable - Note 4                       41,435           184,133
   Accounts payable - related parties                   3,288            81,548
   Accounts payable - other                            15,343            61,593
                                               ---------------------------------
   Total Current Liabilities                           60,066           335,338

NON-CURRENT LIABILITIES
   Note payable - long-term portion                    32,431            20,547
                                               ---------------------------------

     Total Liabilities                                 92,497           355,885
                                               ---------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock
   200,000,000 shares authorized at
      $0.001 par value;
   12,355,260 shares issued and outstanding
     on October 31, 1999;
   11,467,320 on October 31, 1998                      12,355            11,467
Capital in excess of par value                      1,528,836         1,247,888
Accumulated deficit                                (1,633,577)       (1,555,864)
                                               ---------------------------------

     Total Shareholders' Deficiency                   (92,386)         (296,509)
                                               ---------------------------------

                                                 $        111      $     59,376
                                               =================================


  The accompanying notes are an integral part of these financial statements.

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended October 31, 1999 and 1998, and
  For the Period from June 17, 1997 (Date of Inception) to October 31, 1997

--------------------------------------------------------------------------------


                                October 31,        October 31,      October 31,
                                   1999               1998              1997
                                ------------------------------------------------

REVENUES                       $       -          $    625,528     $    148,072

EXPENSES

   Operating and
    administrative                  198,524          1,716,684          238,588
   Interest                           4,212              1,533            2,375
   Depreciation                        -                  -                 502
                                ------------------------------------------------
                                    202,736          1,718,217          241,465
                                ------------------------------------------------

NET LOSS - before other income     (202,736)        (1,092,689)         (93,393)

OTHER INCOME

   Gain on transfer of
     subsidiaries to
     related party - Note 3         125,023               -                -
   Loss of assets                      -              (369,782)            -
                                ------------------------------------------------

NET LOSS                       $    (77,713)      $ (1,462,471)    $    (93,393)
                                ================================================


NET LOSS PER COMMON SHARE

Net loss before other
   income                       $    (0.018)      $      (0.10)            -
Gain on transfer of
   subsidiaries and loss
   of assets                          0.011              (0.03)            -
                                ------------------------------------------------

Total Basic                     $    (0.007)      $      (0.13)    $      (0.01)
                                ================================================


AVERAGE OUTSTANDING SHARES

Basic                            11,000,000         10,871,800       10,153,176
                                ================================================


  The accompanying notes are an integral part of these financial statements.

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  For the Period from June 17, 1997 (Date of Inception) to October 31, 1997

--------------------------------------------------------------------------------

                                                      Capital
                                                    in Excess of     Accumulated
                               Common Stock          Par Value          Deficit
                          ------------------------------------------------------
                             Shares        Amount
                             ------        ------

Balance, June 17, 1997
(Date of Inception)             -       $     -        $      -     $      -

Issuance of common stock
for services - at $0.001
- June 30, 1997            3,600,000         3,600            -            -

Issuance of common stock
for cash - at $0.001 -
June 30, 1997              6,000,000         6,000            -            -

Issuance of common stock
for assets and services -
at $0.061 - July 30, 1997    400,000           400          24,009         -

Issuance of common stock
for cash - at $0.50 -
October 1997                 105,366           105          52,578         -

Issuance of common stock
for cash - at $1.00 -
October 1997                 141,625           142         141,483         -

Issuance of common stock
for services - at $1.00 -
October 1997                  61,551            62          61,489         -

Net loss from operations
for the period June 17,
1997 to October 31, 1997        -             -               -         (93,393)
                          ------------------------------------------------------

Balance, October 31,
1997                      10,308,542    $   10,309     $   279,559  $   (93,393)



  The accompanying notes are an integral part of these financial statements.

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
  For the Period from June 17, 1997 (Date of Inception) to October 31, 1997

--------------------------------------------------------------------------------

                                                      Capital
                                                    in Excess of     Accumulated
                               Common Stock          Par Value          Deficit
                          ------------------------------------------------------
                             Shares        Amount
                             ------        ------

Issuance of common stock
for cash - at $0.50 -
December 1997                394,634    $      395     $   196,922  $       -

Issuance of common stock
for cash - at $1.00 -
net of issuance expenses
- December 1997              169,327           169         164,122          -

Issuance of common stock
for services - at $1.00 -
December 31, 1997              4,038             4           4,038          -

Issuance of common stock
for cash - at $1.00 -
October 31, 1998             235,337           235         235,102          -

Issuance of common stock
for services - at $1.00
- October 31, 1998           355,442           355         368,145          -

Net operating loss for
the year ended October
31, 1998                        -             -               -      (1,462,471)
                          ------------------------------------------------------

Balance, October 31,
 1998                     11,467,320    $   11,467     $ 1,247,888  $(1,555,864)


  The accompanying notes are an integral part of these financial statements.

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
  For the Period from June 17, 1997 (Date of Inception) to October 31, 1997

--------------------------------------------------------------------------------

                                                      Capital
                                                    in Excess of     Accumulated
                               Common Stock          Par Value          Deficit
                          ------------------------------------------------------
                             Shares        Amount
                             ------        ------

Issuance of common stock
for cash - at $1.00 -
November and December
1998                          81,560            82          81,478         -

Issuance of common stock
for services - at $1.00
- January 21, 1999            12,000            12          11,988         -

Issuance of common stock
for services - at $0.25
- May 18, 1999               200,000           200          49,800         -

Issuance of common stock
for services - at $0.31
- July 9, 1999               100,000           100          30,900         -

Issuance of common stock
for payment of debt at
$0.20                        494,380           494          98,382         -

Contribution to capital
- expenses                      -             -              8,400         -

Net operating loss for
the year ended October
31, 1999                        -             -               -         (77,713)
                          ------------------------------------------------------

Balance, October 31,
1999                      12,355,260    $   12,355     $ 1,528,836  $(1,633,577)
                          ======================================================


  The accompanying notes are an integral part of these financial statements.

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended October 31, 1999 and 1998, and
  For the Period from June 17, 1997 (Date of Inception) to October 31, 1997

--------------------------------------------------------------------------------


                                October 31,        October 31,      October 31,
                                   1999               1998              1997
                                ------------------------------------------------


CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                       $    (77,713)      $ (1,462,471)    $    (93,393)

Adjustments to reconcile
net loss to net cash
provided by operating
activities

Depreciation                           -                  -                 502
Amortization of lease
  purchase deposit                    6,063               -              21,889
Capital contributions
  and capital stock issued
  for services and expenses          98,400            372,542           74,488
Changes in accounts
  receivables                            68             35,446          (38,870)
Changes in prepaid
  expenses                           25,860            (25,179)            (680)
Changes in accounts
  payable                          (161,648)           137,610          121,856
Changes in sub-lease
  deposits                             -                  -              16,749
Loss of assets                         -               369,782             -
                                ------------------------------------------------
                                   (108,970)          (572,270)         102,541
                                ------------------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES

Advance security deposit
 - auto lease                          -                  -             (17,422)
Advance lease-purchase deposit         -                  -            (362,319)
                                ------------------------------------------------
                                       -                  -            (379,741)
                                ------------------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance
 of common stock                     81,560            596,945          200,308
Net proceeds from loan                 -                  -              79,670
                                ------------------------------------------------
                                     81,560            596,945          279,978
                                ------------------------------------------------

Net Increase (Decrease)
in Cash                             (27,410)            24,675            2,778
Cash at Beginning of Period          27,453              2,778             -
                                ------------------------------------------------

Cash at End of Period          $         43       $     27,453     $      2,778
                                ================================================


  The accompanying notes are an integral part of these financial statements.

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                For the Years Ended October 31, 1999 and 1998, and
  For the Period from June 17, 1997 (Date of Inception) to October 31, 1997

--------------------------------------------------------------------------------

          SCHEDULE OF NONCASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES



Issuance of 4,061,551 shares common capital stock for services -
 related parties - 1997                                               $  89,560
                                                                      ==========

Issuance of 359,480 shares common capital stock for services -
 related parties - 1998                                               $ 372,542
                                                                      ==========

Issuance of 312,000 shares common capital stock for services -
 1999                                                                 $  93,000
                                                                      ==========

Issuance of 494,380 shares common capital stock for payment of
 debt - 1999                                                          $  98,876
                                                                      ==========

Contribution to capital - expenses - related party                    $   8,400
                                                                      ==========


  The accompanying notes are an integral part of these financial statements.

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

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

(e)   Income Taxes
      ------------

      On October 31, 1999, the Company had a net operating loss carryover of $1,633,577. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The net operating loss carryover will expire in 2006 for Canadian reporting and 2020 for U.S. reporting.

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(f)   Principles of Consolidation
      ---------------------------

      The consolidated financial statements shown in this report include the accounts of the Company (the parent) and all of its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

(k)   Comprehensive Income
      --------------------

      The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on October 31, 1999.

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(l)   Recent Accounting Pronouncements
      --------------------------------

      The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   ACQUISITION OF SUBSIDIARIES

During 1997 and 1998, the Company organized and acquired all of the outstanding stock of the following subsidiaries, all of which were incorporated under the laws of British Columbia. On November 1, 1998, all of the outstanding stock of the subsidiaries indicated by (*) were disposed and transferred to a related party.

* G.G. Studios Inc. - incorporated October 6, 1997 - manages and leases studio space to the film industry;
* Meier Worldwide Intermedia Inc. (Cdn) - incorporated November 28, 1996 - to engage in the internet activity;
* Meier Studios Inc. - incorporated August 25, 1997 - manages and leases real property in the entertainment industry;
* Meier Studios (Lake City) Inc. - incorporated December 18, 1997 - leases and operates a studio;
* Meier Studios (B.B.) Inc. - incorporated March 26, 1998;
  H.R.H. Productions Inc. - incorporated October 6, 1997 - movie production company - no operations;
  Meier Studio Management Inc. - incorporated March 26, 1998 - movie production company - no operations;  and
  Meier Entertainment Security Inc. - incorporated September 16, 1998 - movie production company - no operations.

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

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

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

After notice, the landlord has a right to terminate the agreement if the rents and additional rents become15 days past due. At February 28, 1998, $62,215 in lease payments were more than 15 days past due. However, past due payments had been made and the default satisfied. Prior to this lease agreement, the landlord used the property in his research and development activity. For reporting purposes, the lease is considered to be an operating lease.

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

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.   ACQUISITION OF MOTION PICTURE RIGHTS

During June 1997, the Company received the rights to produce a movie on the life of John Meier from an officer of the Company, which is shown at its remaining historical cost of zero.

6.   NOTE PAYABLE

On August 15, 1997, the Company received a loan of $27,397 from an nonrelated party. A legal action was started for collection of the amount due by the Company and a consent judgement was given by the Company whereby the Company agreed to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999.

7.   RELATED PARTY TRANSACTIONS

The balance sheets, the statements of changes in stockholders' equity and cash flows include identified related party transactions. See Note 9 for service contracts with officers of the Company, Note 5 for the acquisition of movie rights, and Note 8 for options granted.

8.   OPTIONS TO PURCHASE COMMON CAPITAL STOCK

The Company has granted options to purchase 1,800,000 of its common stock to related parties. 1,100,000 of the shares at $1.00 per share with expiration dates in March and October 2003 and 700,000 shares at $0.75 per share with an expiration date of March 17, 2004. No value was recognized for the options on the option date because there was no established market for the stock of the Company. All of the Company's options to purchase common capital stock were cancelled on October 31, 1999.

9.   CONTINUING AND CONTINGENT LIABILITIES

The Company may be liable as a guarantor on a legal action against a former subsidiary in the amount of $41,435 and is shown as part of the accounts payable. Refer to Note 4.

A legal action was started against the Company, subsequent to the balance sheet date, by a former employee making claim for unpaid wages resulting from an alleged employment agreement. Management with council believe the claim is frivolous and without merit and the action has not been pursued by the plaintiff.

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

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


10.  GOING CONCERN

On the balance sheet date, the Company did not have the working capital to service its debt for the coming year and for its planned activity. The necessary working capital to service its debt had been obtained. However additional amounts will be necessary to be successful in its future planned activity. Continuation of the Company in its planned activity is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through seeking additional equity funding and long term financing, which will enable the Company to be successful in its efforts.