Form 10QSB
period 2000-07-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2000-11-09
CIK 1061316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 31, 2000
                              ----------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File number        0 - 27795
                       ---------------------------------------------------------


                           MEIER WORLDWIDE INTERMEDIA INC.
                    ---------------------------------------------
            (Exact name of registrant as specified in charter)


       Nevada, U.S.A.                                  52 - 2079421
-----------------------------               ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                           Suite 320 - 1100 Melville Street
      Vancouver, BC, Canada                                     V6E 4A6
---------------------------------------                 ------------------------
(Address of principal executive offices)                        (Zip Code)

                                   (604) 689-7572
     ---------------------------------------------------------------------
                 Registrant's telephone number, including area code

     ---------------------------------------------------------------------
     (Former name, address, and fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

        Class                                 Outstanding as of November 1, 2000
     ----------                               ----------------------------------

Common Stock with par value of $0.001 per share          12,355,260

                  NQB Pink Sheets
-------------------------------------------------
(Name of Exchange that Stock is to be registered)

                        MEIER WORLDWIDE INTERMEDIA INC.
                        -------------------------------



                                    INDEX


                                                                            Page
                                                                             No.
                                                                            ----

PART ONE:   FINANCIAL INFORMATION

Item 1:     Interim Unaudited Consolidated Financial Statements                3

            Consolidated Balance Sheets as at July 31, 2000 and
            October 31, 1999.                                                  4

            Consolidated Statements of Operations
            For the three and nine months ended July 31, 2000 and 1999         5

            Statement of Changes in Stockholders' Equity
            For the period from June 17, 1997 (Date of Inception) to
            July 31, 2000                                                      6

            Consolidated Statements of Cash Flows
            For the three and nine months ended July 31, 2000 and 1999         9

            Notes to the Interim Unaudited Consolidated Financial Statements  11

Item 2:     Plan of Operations                                                17


PART TWO:   OTHER INFORMATION

Item 1:     Legal Proceedings                                                 18

Item 3:     Defaults Upon Senior Securities                                   18

SIGNATURES                                                                    19

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



                          PART ONE:   FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                           ITEM 1:   FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying interim unaudited consolidated balance sheets of Meier Worldwide Intermedia Inc. (the "Company") and its subsidiaries at July 31, 2000 and October 31, 1999 and the interim unaudited consolidated statements of operations and the interim unaudited consolidated statements of cash flows for the nine months ended July 31, 2000 and the interim unaudited statement of changes in stockholders' equity for the period from June 17, 1997 (date of inception) to July 31, 2000, and the interim unaudited comparative statements thereto have been prepared by the Company's management, and they do not include all information and notes to the interim unaudited consolidated financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the third quarter ended July 31, 2000 are not necessarily indicative of the results that can be expected for the year ending October 31, 2000.

                     MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                       INTERIM UNAUDITED CONSOLIDATED BALANCE SHEETS
                         as at JULY 31, 2000 AND OCTOBER 31, 1999

                           (UNAUDITED - Prepared by Management)

--------------------------------------------------------------------------------

                                                            2000          1999
                                                 Notes   (Unaudited)   (Audited)
                                                --------------------------------
                      ASSETS

CURRENT ASSETS
   Cash                                                  $        9   $      43
   Accounts receivable                                          118          68
                                                         -----------------------
                                                         $      127   $     111
                                                         =======================

                  LIABILITIES

CURRENT LIABILITIES
   Accrued rent payable                           4      $   41,435   $  41,435
   Accounts payable - related parties                        16,042       3,288
   Accounts payable - other                                   8,025      15,343
   Total Current Liabilities                                 65,502      60,066
                                                         -----------------------

NON-CURRENT LIABILITIES
   Note payable - long-term portion               6          34,360      32,431
                                                         -----------------------
   Total Liabilities                                         99,862      92,497
                                                         -----------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock
  200,000,000 shares authorized at
    $0.001 par value;
  12,355,260 issued and outstanding                          12,355      12,355
Capital in excess of par value                            1,528,836   1,528,836
Accumulated deficit                                      (1,640,926) (1,633,577)
                                                         -----------------------
    Total Shareholders' Deficiency                          (99,735)    (92,386)
                                                         -----------------------

                                                         $      127   $     111
                                                         =======================

       The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                     MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                  INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (UNAUDITED - Prepared by Management)

--------------------------------------------------------------------------------


                          Three Months                    Nine Months
                          Ended July 31,                 Ended July 31,
                    ------------------------------------------------------------
                      2000            1999           2000             1999
                      ----            ----           ----             ----

REVENUES            $      -        $      -       $      -         $      -
                    ------------------------------------------------------------

EXPENSES
Operating and
 administrative             849         133,828          5,420          241,255
Interest                    688           2,031          1,929            6,012
Depreciation               -               -              -                -
                    ------------------------------------------------------------
                          1,537         135,859          7,349          247,267
                    ------------------------------------------------------------

Net loss before
 other income
 and expense items       (1,537)       (135,859)        (7,349)        (247,267)

Gain on transfer
 of subsidiaries
 to related party
 - Note 3                  -               -              -             125,023
Loss of assets             -               -              -                -
                    ------------------------------------------------------------
NET (LOSS) INCOME   $    (1,537)    $  (135,859)   $    (7,349)     $  (122,244)
                    ============================================================


NET (LOSS) INCOME
 PER COMMON SHARE

Net loss before
 other income and
 expense items      $    (0.000)    $    (0.012)   $    (0.001)     $    (0.021)
Gain on transfer
 of subsidiaries to
 related party and
 loss of assets            -               -               -              0.011
                    ------------------------------------------------------------

Total Basic         $    (0.000)   $    (0.012)   $    (0.001)     $     (0.010)
                    ============================================================



AVERAGE OUTSTANDING
 COMMON SHARES

Basic                12,355,260     11,745,663     12,355,260        11,616,240
                    ============================================================

      The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                     MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                        INTERIM UNAUDITED STATEMENT OF CHANGES
                                 IN STOCKHOLDERS' EQUITY
        For the Period from June 17, 1997 (Date of Inception) to July 31, 2000

                           (UNAUDITED - Prepared by Management)

--------------------------------------------------------------------------------

                                                       Capital
                                                     in Excess of    Accumulated
                                  Common Stock         Par Value        Deficit
                            ----------------------------------------------------
                               Shares     Amount
                               ------     ------


Balance, June 17, 1997
(Date of Inception)               -      $      -      $      -     $      -

Issuance of common stock
for services - at $0.001
- June 30, 1997              3,600,000         3,600          -            -

Issuance of common stock
for cash - at $0.001
- June 30, 1997              6,000,000         6,000          -            -

Issuance of common stock
for assets and services
- at $0.061 - July 30,
1997                           400,000           400        24,009         -

Issuance of common stock
for cash - at $0.50 -
October 1997                   105,366           105        52,578         -

Issuance of common stock
for cash - at $1.00 -
October 1997                   141,625           142       141,483         -

Issuance of common stock
for services - at $1.00
- October 1997                  61,551            62        61,489         -

Net loss from operations
for the period June 17,
1997 to October 31, 1997          -             -             -         (93,393)
                            ----------------------------------------------------

Balance, October 31, 1997   10,308,542   $    10,309   $   279,559  $   (93,393)




        The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                     MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                        INTERIM UNAUDITED STATEMENT OF CHANGES
                         IN STOCKHOLDERS' EQUITY - continued
        For the Period from June 17, 1997 (Date of Inception) to July 31, 2000

                           (UNAUDITED - Prepared by Management)

--------------------------------------------------------------------------------

                                                       Capital
                                                     in Excess of    Accumulated
                                  Common Stock         Par Value        Deficit
                            ----------------------------------------------------
                               Shares     Amount
                               ------     ------


Issuance of common stock
for cash - at $0.50
- December 1997                394,634   $       395   $   196,922  $      -

Issuance of common stock
for cash - at $1.00 -
net of issuance expenses
- December 1997                169,327           169       164,122         -

Issuance of common stock
for services - at $1.00
- December 31, 1997              4,038             4         4,038         -

Issuance of common stock
for cash - at $1.00 -
October 31, 1998               235,337           235       235,102         -

Issuance of common stock
for services - at $1.00
- October 31, 1998             355,442           355       368,145         -

Net operating loss for
the year ended October
31, 1998                          -             -             -      (1,462,471)
                            ----------------------------------------------------

Balance, October 31, 1998   11,467,320   $    11,467   $ 1,247,888  $(1,555,864)




       The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                     MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                        INTERIM UNAUDITED STATEMENT OF CHANGES
                         IN STOCKHOLDERS' EQUITY - continued
        For the Period from June 17, 1997 (Date of Inception) to July 31, 2000

                           (UNAUDITED - Prepared by Management)

--------------------------------------------------------------------------------

                                                       Capital
                                                     in Excess of    Accumulated
                                  Common Stock         Par Value        Deficit
                            ----------------------------------------------------
                               Shares     Amount
                               ------     ------


Issuance of common stock
for cash - at $1.00 -
November and December 1998      81,560            82        81,478         -

Issuance of common stock
for services - at $1.00
- January 21, 1999              12,000            12        11,988         -

Issuance of common stock
for services - at $0.25
- May 18, 1999                 200,000           200        49,800         -

Issuance of common stock
for services - at $0.31
- July 9, 1999                 100,000           100        30,900         -

Issuance of common stock
for payment of debt at
$0.20                          494,380           494        98,382         -

Contribution to capital
- expenses                        -             -            8,400         -

Net operating loss for
the year ended
October 31, 1999                  -             -             -         (77,713)
                            ----------------------------------------------------

Balance, October 31, 1999   12,355,260        12,355     1,528,836   (1,633,577)

Net operating loss for
the nine months ended
July 31, 2000                     -             -             -          (7,349)
                            ----------------------------------------------------

Balance, July 31, 2000      12,355,260   $    12,355   $ 1,528,836  $(1,640,926)
                            ====================================================






      The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                     MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                  INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED - Prepared by Management)

--------------------------------------------------------------------------------


                          Three Months                    Nine Months
                          Ended July 31,                 Ended July 31,
                    ------------------------------------------------------------
                      2000            1999           2000             1999
                      ----            ----           ----             ----

CASH FLOWS FROM
THE FOLLOWING
ACTIVITIES:

OPERATING
ACTIVITIES

Net (loss) income   $    (1,537)    $  (135,859)   $    (7,349)     $  (122,244)

Adjustments to
reconcile net
loss to net cash
provided by
operating
activities:

Common capital stock
issued for services
and expenses               -             81,000           -             139,800
Accrued interest on
note payable                688            -             1,929             -
Accounts receivable        -               -               (50)             (18)
Prepaid expenses           -               -              -              23,105
Accounts payable            838          19,293          5,436         (213,250)
                    ------------------------------------------------------------
                            (11)        (35,566)           (34)        (172,607)
                    ------------------------------------------------------------
INVESTING ACTIVITIES

Advance security
deposit - auto lease       -               -              -               6,063
Long-term investment       -               -              -                 (13)
                    ------------------------------------------------------------
                           -               -              -               6,050
                    ------------------------------------------------------------

FINANCING ACTIVITIES

Proceeds from
issuance of capital
stock - net of
issuance costs             -               -               -             34,760
Net proceeds
from loans                 -             35,554            -            104,332
                    ------------------------------------------------------------
                           -             35,554            -            139,092
                    ------------------------------------------------------------
Net (decrease)
increase in cash            (11)            (12)            (34)        (27,465)
Cash, beginning
of period                    20            -                 43          27,453
                    ------------------------------------------------------------
Cash (bank
overdraft), ending
of the period       $         9     $       (12)   $          9      $      (12)
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

Issuance of 359,480 shares common capital stock for services
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
                                                                      ==========



     The accompanying notes are an integral part of these interim unaudited consolidated financial statements

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
         NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     JULY 31, 2000

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

(e)   Income Taxes
      ------------

      On July 31, 2000, the Company had a net operating loss carryover of $1,640,926. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The net operating loss carryover will expire in 2006 for Canadian reporting and 2020 for U.S. reporting.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
         NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     JULY 31, 2000

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

(h)   Financial Instruments
      ---------------------

      The carrying amounts of financial instruments, including cash, accounts receivable and accounts payable, are considered by management to be their estimated fair values.

(i)   Estimates and Assumptions
      -------------------------

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

(j)   Comprehensive Income
      --------------------

      The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on July 31, 2000.

(k)   Recent Accounting Pronouncements
      --------------------------------

      The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
         NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     JULY 31, 2000

                       (UNAUDITED - Prepared by Management)

--------------------------------------------------------------------------------


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

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
         NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     JULY 31, 2000

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

In the fiscal year ended October 31, 1998, the lease and option to purchase was lost due to nonpayment of the lease amounts due by the Company and a legal action for eviction and damages was started by the lessor. However, the lessor has a legal responsibility to reduce the damages by using best efforts to re-lease the property. Management with council believe that the damages against the subsidiaries will not be more than $184,133 which has been accrued as a payable on the books of the subsidiaries. The Company has guaranteed $41,435 of the amount which remained as a payable on the books of the Company after the transfers of the subsidiaries shown in Note 8.

5.   ACQUISITION OF MOTION PICTURE RIGHTS

During June 1997, the Company received the rights to produce a movie on the life of John Meier from an officer of the Company, which is recorded at no value.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
         NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     JULY 31, 2000

                       (UNAUDITED - Prepared by Management)

--------------------------------------------------------------------------------

6.   NOTE PAYABLE

On August 15, 1997, the Company received a loan of $27,397 from a non-related party. A legal action was started for collection of the amount due by the Company and a consent judgement was given by the Company whereby the Company agreed to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999.

7.   RELATED PARTY TRANSACTIONS

The interim unaudited consolidated balance sheets and the interim unaudited statements of changes in stockholders' equity and cash flows include identified related party transactions. See Note 8 for service contracts with officers of the Company and Note 5 for the acquisition of movie rights.

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

On November 1, 1998, all of the stock of the certain subsidiaries was transferred to a related party, and the Company discontinued the operations they conducted. The transfer resulted in a net gain to the Company. Management with council believes that there will be no contingent liability resulting from the transfer. However, the Company will continue to carry the liability referred to in Note 4 until the amount is settled. The subsidiaries which were disposed are as follows:

G.G. Studios Inc. - incorporated October 6, 1997 - manages and leases studio space to the film industry;
Meier Worldwide Intermedia Inc. (Cdn) - incorporated November 28, 1996 - to engage in the internet activity;
Meier Studios Inc. - incorporated August 25, 1997 - manages and leases real property in the entertainment industry;
Meier Studios (Lake City) Inc. - incorporated December 18, 1997 - leases and operates a studio;
Meier Studios (B.B.) Inc. - incorporated March 26, 1998.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
         NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     JULY 31, 2000

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


Liquidity and Capital Resources
-------------------------------

As at July 31, 2000, the Company has a nominal cash balance of $9 and a working capital deficiency of $65,375. The Company will need additional working capital to finance its operations and its business activities. The directors and officers of the Company are prepared to offer interim financing, but financing from other sources are necessary to ensure the success of the Company.


Results of Operations
---------------------

For the nine month period ended July 31, 2000, the Company had no operations.

                      MEIER WORLDWIDE INTERMEDIA INC.
                      -------------------------------



                     PART TWO:   OTHER INFORMATION



Item 1:   Legal Proceedings
---------------------------

No changes in legal proceedings occurred during the third quarter ended July 31, 2000 since the year ended October 31, 1999.



Item 3:   Defaults Upon Senior Securities
-----------------------------------------

Michael McGowan v. the Company, Meier Studios (Lake City) Inc., Meier Worldwide Entertainment B.C. Ltd. and G.G. Studios Ltd. (Supreme Court of British Columbia, Vancouver Registry, action #C992476, commenced May 14, 1999):

As at October 31, 1999, the Company recorded a note payable of $32,431. As per consent judgement, the Company agreed to make monthly payments of CAD$1,000 (US$672) commencing on October 1, 1999 and to pay interest at 1% above the HSBC Canada Bank prime rate and to pay the balance on October 1, 2000. During the third quarter ended July 31, 2000, the Company failed to make the monthly payments of CAD$1,000 (US$672) in each of the three months. As at July 31, 2000, the Company recorded a note payable of $34,360 of which $1,928 represent accrued interest for the nine month period therein ended. The Company did not receive any default or demand notices thereto from the creditor, Michael McGowan.

                      MEIER WORLDWIDE INTERMEDIA INC.
                      -------------------------------



                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MEIER WORLDWIDE INTERMEDIA INC.
                                                     (Registrant)



   November 1, 2000                          /s/   James Meier
-----------------------------                -----------------------------------
   Date                                      James Meier, President and Director



   November 1, 2000                          /s/   Harry Evans
-----------------------------                -----------------------------------
   Date                                      Harry Evans, Director