Form 10KSB
period 2001-12-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2002-06-25
CIK 1061316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                    For Fiscal Year Ended: December 31, 2001

                                       OR

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from         to

         Commission file number:  000-27795

                         MEIER WORLDWIDE INTERMEDIA INC.
            (Exact name of small business issuer as specified in its charter)

                    Nevada                               52-2079421
          (State or other jurisdiction                  (IRS Employer
        of incorporation or organization)             Identification No.)

                  Ste 320-1100 Melville Street
                  Vancouver, British Columbia                 V6E 4A6

            (Address of Principal Executive Offices)         (Zip Code)

                                 (604) 689-7572
                          (Company's Telephone Number)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: 12,335,260 shares of common stock, par value $.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [] No [ x]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  None

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $44,026 as of December 31,
2001.

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]
No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,355,260

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").
The listed documents should be clearly described for identification purposes
(e.g., annual report to security holders for fiscal year ended December 24,
1990).

         No documents are incorporated by reference into this Annual Report on
Form 10-KSB.

         Transitional Small Business Disclosure Format (check one):  Yes [  ];
No [X]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE..............................................16

PART III......................................................................16

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

(PART F/S.....................................................................
FURNISH THE INFORMATION REQUIRED BY ITEM 310(A) OF REGULATION S-B.............

PART III......................................................................

ITEM 1. INDEX TO EXHIBITS.....................................................
ITEM 2. DESCRIPTION OF EXHIBITS...............................................

Part I

Item 1. Description of Business.

Meier Worldwide Intermedia Inc. (the "Company") was incorporated on June 17,
1997 in the State of Nevada, U.S.A. The Company's executive office is located at
1100 Melville Street (suite 320), Vancouver, British Columbia, V6E 4A6 Canada,
Tel: (604) 689-7572.

The Company was organized as a holding company and is traded in the pink sheets under the symbol 'HUES.'

As it was the intent of the Company to become publicly traded in the United
States, management determined it would be in the Company's best interests to be domiciled there, therefore incorporated the Company in Nevada, U.S.A. The
Company's subsidiary is a British Columbia incorporated company.

Until November 1, 1998, the Company and its subsidiaries were in the business of developing websites on the internet as well as the acquisition, management and leasing of sound studio space which it marketed to the local entertainment industry through its five wholly-owned British Columbia incorporated subsidiaries. On November 1, 1998, these subsidiaries were disposed of for total consideration of $6.50 to Meier Entertainment Group Inc., a company owned by
James Meier, for their failure to produce revenue. They were: Meier Studios
Inc., incorporated August 25,1997; G.G. Studios Inc., incorporated October 6,
1997; Meier Worldwide Intermedia Inc. (BC), incorporated November 28, 1996;
Meier Studios (Lake City) Inc., incorporated December 18, 1997; and Meier
Studios (B.B.) Inc., incorporated March 26, 1998.

On June 30, 1997 the Company acquired a movie industry website from Meier
Entertainment Group Inc., a company wholly-owned by James Meier. On June 30,
1997, the Company issued 3,600,000 shares at $0.001 per share to Mr. Meier.
These shares were issued for services, an operating the Internet site and the production rights for a motion picture based on the life story of Mr. Meier's father, John Meier. The recorded amount of $0.001 per share was arbitrarily determined by the Company and was for Mr. Meier's services as a director and officer of the Company only. This transaction was done with the approval of the
Board of Directors.

The Company currently has three subsidiaries:

Meier Entertainment Security Inc., was incorporated in British Columbia on
September 16, 1998. Meier Entertainment Security Inc. has never conducted and business. It is not anticipated by the management it will carry on business in the future. Given the foregoing, it is there is little probability that the subsidiary will continue as a viable business entity.

H.R.H. Productions Inc. ("H.R.H.") was incorporated in British Columbia on
October 6, 1997. H.R.H. will be responsible for producing the movie "The John
Meier Story" based on the life of John Meier, who is the father of James Meier.

        o   Meier Rose Pictures Inc. ("Meier Rose") was incorporated in British
            Columbia on April 28, 2001. The Company owns 2,000 common shares at
            $0.01 per share representing a twenty percent (20%) interest in
            Meier Rose. Meier Rose currently is inactive and does not anticipate engaging in any business in the future

The Company is currently refocusing its business and is in a transitional stage having disposed of the studio space leasing and management businesses. It is management's belief that the future opportunities for the Company lie not only with the production of films but also with the potential ability to merge this industry with the multi-media interactive technology that is available to the Company through its investment of a 20% interest in a company called Internet Television Network ("ITN") (see Part 1, Item 1, "Multimedia
Video Technology").

The Company paid $2,000.00 for 2,000,000 million shares $0.001 par value shares in a Nevada company called Internet Television Network ("ITN"). This company was incorporated on July 6, 1999, in Nevada, U.S.A. The acquisition constitutes a
20% interest in ITN by the Company. ITN plans to carry out the business of providing real-time interactive multi-media services that will be available to the public via the Internet. A business plan is currently being completed and
ITN's management has yet to determine how they will fund this project or the amount of funds that are needed to launch this service.

Offices

The Company's executive office is located at Suite 320-1100 Melville Street,
Vancouver, British Columbia, V6E 4A6, Canada.

Planned Business

It is the Company's objectives to carve out a niche market in the entertainment industry by implementing the following plans in the year 2002:

    -  Initiate production of the film based on the life of John Meier (see Part
       I, Item 1,"Movie Production").
    -  Develop interactive video services for the Internet through Internet
       Television Network (ITN) (see Part 1, Item I, "Description of Business").

Movie Production

In connection with its plans to produce films, the Company formed tow subsidiaries. These are:

        o   H.R.H. Productions Inc. ("H.R.H.") was incorporated in British
            Columbia on October 6, 1997.  H.R.H. will be responsible for producing the movie "The John Meier Story" based on the life of John
            Meier, who is the father of James Meier. John Meier was the former personal business advisor and aide to the late Howard Hughes and is the central character in the book, "Age of Secrets, The Conspiracy that toppled Richard Nixon and the Hidden Death of Howard Hughes."
            This book was published in 1995. H.R.H. has not yet determined how much funding is required to produce this movie. At the present time, management has not identified any sources for the funds necessary to complete this project. Beyond producing the movie based on the life of John Meier, H.R.H. has no specific plans for future film projects.

        o   Meier Rose Pictures Inc. ("Meier Rose") was incorporated in British
            Columbia on April 28, 1999. The Company owns 2,000 common shares at
            $0.01 per share representing a twenty percent (20%) interest in
            Meier Rose. Meier Rose currently is inactive and does not anticipate engaging in any business in the future.

The Company proposes to commence production of a motion picture film in the year
2002, including a movie based on the life of James Meier's father, John Meier, who was the personnel business advisor and aide to the late Howard Hughes. John
Meier also served on President Richard Nixon's task force on 'Resources and
Environment.' A script for the John Meier movie has not yet been written, but is currently contemplated subject to financing. The movie would be an original screenplay based on private documents and U.S. government files about the life and death of the reclusive billionaire, Howard Hughes, founder of Hughes
Aerospace Inc.

The Company acquired the rights to make a film based on John Meier's story from
Meier Entertainment Group Inc., an affiliate of the Company's president, James
Meier, in August 1997. Such assignment was without consideration, it being John
Meier's hope that the Company will effect production of such movie. (see Item 1,
Part 7, "Certain Relationships and Related Transactions").

The writing and production of movies requires substantial funding, and the
Company's ability to produce movies will depend on its ability to raise such funding, by way of a public or private offering. Management is currently reviewing the funding requirements for the film on John Meier's life experiences, and has not yet decided how they will achieve such funding or how much is required. No assurances can be given that such funding will be available on terms deemed acceptable by the Company, or that such movie, if financed and produced, will be successful.

Netcasting

The Company is observing various companies experimenting with Netcasting, and sees a potential opportunity with this technology. Netcasting is the term used for film and television productions that are broadcasted over the Internet instead of using conventional methods such as cable and satellite.

Multi-Media Video Technology

The Company paid $2,000.00 for 2,000,000 million shares $0.001 par value shares in a recently incorporated Nevada company called Internet Television Network
("ITN"). This company was incorporated on July 6, 1999, in Nevada, U.S.A. The acquisition constitutes a 20% interest in ITN by the Company. ITN plans to carry out the business of providing real-time interactive multi-media services that will be available to the public via the internet. A business plan is currently being completed and ITN's management has yet to determine how they will fund this project or the amount of funds that are needed to launch this service.

Distribution Methods

The Film Industry

The Company will utilize both traditional distribution channels to distribute its film. In addition to traditional distribution channels, the Company sees an opportunity to distribute its products directly to consumers through
"netcasting" or the broadcasting of films over the Internet. Management's commitment to exploring non-traditional distribution channels is highlighted by the Company's investment in ITN, a company that intends to develop the ability to provide television-quality video feeds over the Internet.

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
Pictures, are larger and better established, and many are better financed than the Company

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

Government Regulation

The Film Industry

The film industry is subject to government regulation at the federal, state and municipal levels. Currently, both the Canadian federal and provincial governments encourage film production in British Columbia through preferential tax treatment. Should the current taxation schemes change, the Company's ability to produce films in British Columbia would be seriously impaired.

The Internet

Currently, there is little federal or state regulation of the Internet when compared with other modes of communication, entertainment and commerce. As the
Internet grows and in particular as the value of e-commerce grows, the potential for government regulation at both the state and federal level increases. It is foreseeable that increased regulation in regard to user privacy, taxation, content, copyright and consumer protection may be enacted in the future. As the rapid growth of the Internet has been in part due to its unregulated nature, any future regulations will likely slow the current rate of growth of the Internet.
Any reduction in the rate of growth of the Internet will negatively affect companies that seek to introduce new technologies and products to the public.
As such, the Company's current investment in ITN, a business that seeks to provide internet broadcasting services to the public would be negatively impacted by a slowing of growth in Internet usage.

Recent attempts by the telephone carriers to request the Federal Communications
Commission to regulate Internet service providers due to the increased demands being placed on the carriers' infrastructure could result in the imposition of user fees on service providers which would ultimately be passed on to the consumer. Any such levy would likely lead to slower growth in the Internet and would have an adverse affect on the Company's investment in ITN.

Laws aimed at regulating the content of Internet content providers has also been promoted by various interest groups. Successful regulation of Internet content will likely result in a slowing of the Internet's current popularity as a mode of dissemination of information. Management feels that given the international dimension of the Internet it is unlikely, that regulation of content by any nation will be successful.

Risk Factors

The Film Industry

1.   The Company has no operating history in the making of films and is dependent upon its ability to raise sufficient working capital to complete the projects identified in this report.  The Company does not have funds to undertake any of its planned activities at the current time and there can be no assurance that it will be able to raise such funds.

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

4.   The Company's success will depend largely upon the performance of its founder and executive officer, James Meier, President, Treasurer, Secretary and Director.  The loss of the services of Mr. Meier would have a materially adverse effect on the Company if a replacement could not be found.  In addition, the Company will need to attract and retain skilled and experienced sales and technical staff to successfully accomplish its business plan.  Competition for experienced personnel in the Company's industries is intense. In the event that the Company is unable to attract and retain certain skilled staff, or if the Company loses the services of any of its key personnel, there can be no assurances that replacement personnel with similar contacts, experience and skills, could be found.

5.   The Company does not anticipate payment of any cash dividends on its Common
     Stock in the foreseeable future.

6.   Present Management of the Company has a limited knowledge of how to produce movies, and the Company has a lack of operating history in the movie production business.

7.   Due to the weak Canadian dollar, British Columbia continues to be an attractive location for the film production industry as a great majority of revenues come from foreign and American producers. The future production of any films could therefore be greatly affected by any
     changes in the relative value of the Canadian and U.S. dollar.  Any surge in value of the Canadian dollar would have a negative impact on this industry in British Columbia as a whole.

8.   The Company's auditors have qualified their opinion as follows: "The accompanying financial statements have been prepared assuming that the
     Company will continue as a going concern.  The Company will need additional working capital to service its debt for the coming year and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 9.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty. " Management will use its best efforts to obtain additional working for the Company.  At the present time, however, there is no reason to expect that management will be successful.  Management has not identified any potential investors at this time.  If management is unsuccessful in obtaining additional funding, it is unlikely that the Company will be able to continue as a going concern.

9.  The current shareholders of the Company and any future investors run the risk of losing all of their investment should the Company cease to be a going concern.

Employees

The Company has only one employee, the Company's president James Meier. The
Company's subsidiaries have no employees. At the present time, there is no expectation that the Company, or its subsidiaries will hire any additional permanent employees in the future.

Item 2. Description of Property.

The Company's principal business office is located at 320-1100 Melville Street,
Vancouver, British Columbia. The Company pays rent to Sunlife Assurance Company of Canada in the amount of CDN $550.00 per month on a month-to-month basis for the above noted office space.

At the current time, the Company has no investments or interests in real estate, real estate mortgages, securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

As of December 31, 2001 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

1.   Appin Holdings Ltd. v. Meier Studios (B.B.) Inc. and the Company (Supreme
Court of British Columbia, Vancouver Registry, action # C992772, commenced June
1, 1999): under a written lease date March 31, 1998, Appin Holdings Ltd. leased to Meier Studios (B.B.) Inc., movie studio premises located at 6228 Beresford
Street, Burnaby, B.C. for a term of five years commencing April 1, 1998. Under a written agreement dated April 1, 1998, the Company agreed to guarantee the lease for a period of 12 months commencing April 1, 1998. The landlord terminated the lease on April 19, 1999, on the basis of its claim, which is disputed, that the tenant failed to pay rent in March and April 1999, and that two claims of builder's liens were filed against the property. The landlord is claiming
CDN$228,897.41 (US$153,880.61) against the Company pursuant to agreement, which the Company disputes. Since the Company's guarantee expired on March 31, 1999, the Company calculates that its maximum exposure is CDN$61,634.53
(US$41,434.97), plus interest and costs.

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

3.   Ms. Renee Giesse. v. the Company, Meier Studio Management Inc., 532352
B.C. Ltd. and Dennis Rudd (Supreme Court of British Columbia, Vancouver
Registry, action # C986645, commenced December 22, 1999): the plaintiff's claim as against the Company and Meier Studio Management Inc. claiming unpaid wages of
CDN $83,333.33 (US$56,816.88) plus damages for wrongful dismissal, interest and costs. In the statement of claim, the Ms. Giesse alleges that in December 1997 she agreed to be employed by the Company and it's subsidiary, Meier Studio
Management Inc., as a Vice President, Studio Management for the movie studios operated by the defendant in British Columbia. Ms. Giesse alleges that under the terms of the oral employment agreement she was to be paid a salary and benefits commensurate to similar industry executives. Ms. Giesse alleges that a commensurate salary is CDN $125,000 per annum plus the reimbursement of certain expenses. Ms. Giesse further alleges that she carried out her duties as Vice
President from December 15, 1997 to August 18, 1998 when she was dismissed without cause. The plaintiff seeks damages in the amount of salary for the period of December 17, 1997 to August 18, 1998. Management denies each and every allegation fact contained in Ms. Giesse's statement of claim. Specifically,
Management disputes that there was any employment agreement and believes that the claim is frivolous and without merit. Since the Company filed it's statement of defense on January 18, 1999, there has been no further action taken by Ms.
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

5.   Meier Studios Inc. v. 544553 B.C. Ltd. (Supreme Court of British
Columbia, Vancouver Registry, action #C985401, commenced September 4, 1998).
Meier Studios entered into a lease agreement with the defendant to lease 65,000 square foot building on lands owned by the defendant in Delta, British Columbia.
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
Meier Studios Inc. brought the action seeking a declaration that the lease was valid and requiring specific performance by the defendant. In October 1998, the defendant file its statement of defense and counterclaimed for damages against
Meier Studios Inc. Specifically, the defendant sought damages in the amount of
$308,040 (less $112,107.55 and $5,552.45 paid into court by Meier Studios Inc.)

On November 1, 1998, the Company sold Meier Studios Inc. to Meier Entertainment
Group Inc., a company controlled by the Company's president, James Meier. While
Meier Studios Inc. is no longer a subsidiary of the Company, the Company remains liable under the lawsuit as it acted as a guarantor on the original lease.

Item 4. Submission of Matters to a Vote of Security Holders.
None

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company has been quoted on the "Pink Sheets" under the symbol of "HUES".

High and Low Sales Prices for each quarter within the last two fiscal years.*

                                            HIGH                LOW
                                     (Price per Share $)   (Price per Share $)

                        Jan 00                .23                 .04
                        Apr 00                .10                 .05
                        July 00             .0625                .011
                        Oct 00               .016                 .01
                        Jan 01               .013                .011
                        Apr 01                .11                .007
                        July 01              .007                .005
                        Oct 01               .023                .005

*   The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Holders

The number of recorded holders of the Company's common stock as of December 31,
2001 is 784.

Dividends

The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company currently intends to retain any earnings for the operation and development of its business.

Transfer Agent

The Company's transfer agent is Nevada Agency & Trust Co., 50 West Liberty
Street (Ste. 880), Reno, Nevada 89501, U.S.A.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

In the future, the Company will seek to establish its business of film production, as well as provide financing for production of its movie on the life of John Meier.  The Company also intends to devote additional resources to development of its Internet and multi-media video technology business. (see Part I, Item 1, "Current Business Description").  As at October
31, 2001, the Company does not have adequate resources to cover ongoing operations, and has no assets.  The Company is a young company and going through a transitional stage of establishing an infrastructure and focus for future development.

Results of Operations

The Company does not have any results from continuing operations.

Movie Production

The Company to produce a movie based on John Meier's life experiences.
The Company has not yet determined the funding required for production of this movie, neither is there a script for it.  The Company will seek to raise the necessary monies from investors or by joint venture with one or more established producers.  The Company has not yet determined which established producer it might seek to joint venture with.  It is not anticipated that production will commence until sometime in 2002.  There can be no assurance that such financing will be available, or if available, that it would be offered on terms deemed acceptable to management.  In the event the Company is successful in arranging such financing, it is contemplated that producing and distributing such movie could take as long as 12 months from the time the script is completed.

Liquidity and Capital Resources

From November 1, 1999 to December 31, 2001, the Company generated cash outflows of $6,784 from operating activities and no cash inflows.  Cash outflows from operating activities were largely attributable administrative expenses for the said period.

Management anticipates that the Company will need US$60,000 in working capital during the next 12 months in order to maintain daily operations. James Meier has agreed to fund the Company when needed in consideration for restricted stock issued at market price.

As of December 31, 2001, the Company had no assets and liabilities of US$20,094.
A portion of these liabilities totaling US$18,308 is owed by the Company to
James Meier. There is no note. The debt is payable upon demand for no interest.
Management anticipates settling current outstanding debt with existing creditors by issuing shares for debt.

Item 7. Financial Statements.

ANDERSEN ANDERSEN & STRONG, L.C.                         941 East 3300 South, Suite 202
--------------------------------
Certified Public Accountants and Business Consultants        Salt Lake City, Utah 84106
Member SEC Practice Section of the AICPA                                                                                                                                         Telephone 801 486-0096
                                                                       Fax 801 486-0098

Board of Directors
Meier Worldwide Intermedia Inc. and Subsidiary
Vancouver, B.C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Meier Worldwide
Intermedia Inc. and subsidiary (development stage Company), at October 31, 2001 and the related consolidated statement of operations, changes in stockholders'
equity, and cash flows for the years ended October 31, 2001, and 2000 and the period June 17, 1997 (date of inception) to October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meier Worldwide
Intermedia Inc. and Subsidiary at October 31, 2001, and the results of operations and cash flows for the years ended October 31, 2001, and 2000 and the period June 17, 1997 (date of inception) to October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 28, 2002
Salt Lake City, Utah                        /s/ Andersen Andersen & Strong LC

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2001

                                     ASSETS
CURRENT ASSETS

         Cash                                                      $    -
                                                                   ---------

       Total Current Assets                                        $    -
                                                                   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Note payable and accrued interest - in default - Note 6        $  37,568
    Accounts payable - related parties                                24,309
    Accounts payable                                                  58,217
                                                                   ---------

         Total Current Liabilities                                   120,094
                                                                   ---------

STOCKHOLDERS' EQUITY

   Common stock
        200,000,000 shares authorized, at $0.001 par value;
        12,355,260 shares issued and outstanding                     12,355
         Capital in excess of par value                           1,538,836
                                                                  ---------
    Deficit accumulated during development stage                 (1,671,285)
                                                                  ---------

                  Total Stockholders' Equity (deficiency)          (120,094)
                                                                  ---------

                                                                  $      -

   The accompanying notes are an integral part of these financial statements.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Development Stage Company)
              For the Years Ended October 31, 2001 and 2000 and the
          Period June 17, 1997 (date of inception) to October 31, 2001

                                                                                         Jun 17, 1997
                                                              Oct 31,        Oct 31,     to Oct 31,
                                                               2001           2000          2001
                                                             --------       -------       --------

REVENUES                                                   $      -         $    -       $ 773,600
                                                             --------       --------      --------

EXPENSES

   Operating and administrative                                 4,838        27,733      2,183,213
   Interest                                                     1,910         3,227         16,411
   Depreciation                                                    -             -             502

                                                                6,748        30,960      2,200,126
                                                             --------       --------     ---------

NET  LOSS - before other income and losses                     (6,748)      (30,960)    (1,426,526)

OTHER  INCOME AND LOSSES

   Gain on transfer of subsidiaries to related party - Note 4      -             -         125,023
        Loss of assets - Note 3                                    -             -        (369,782)

NET LOSS                                                    $  (6,748)    $ (30,960)   $(1,671,285)
                                                             =========      ========    ==========

NET LOSS PER COMMON
   SHARE

    Basic                                                   $      -       $      -
                                                              -------        -------

WEIGHTED AVERAGE  OUTSTANDING
    SHARES

     Basic (stated in 1000's)                                  12,355        12,355
                                                              --------       --------

   The accompanying notes are an integral part of these financial statements.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      For the Period June 17, 1997 (Date of Inception) to October 31, 2001

                                                                                                  Capital in
                                                             Common Stock           Excess of     Accumulated
                                                           ----------------
                                                     Shares            Amount       Par Value       Deficit
                                                     ------            ------       ---------     ------------
Balance June 17, 1997
(Date of Inception)                                    -             $    -          $    -        $    -

Issuance of common stock for
   services - at $.001 - June 30, 1997             3,600,000           3,600              -             -

Issuance of common stock for
   cash - at $.001 - June 30, 1997                 6,000,000           6,000              -             -

Issuance of common stock for
   assets and services - at $.061 -
   July 30, 1997                                     400,000             400          24,009            -

Issuance of common stock for
    cash - at $.50 - October 1997                    105,366             105          52,578            -

Issuance of common stock for
    cash - at $1.00 - October 1997                   141,625             142         141,483            -

Issuance of common stock for
    services - at $1.00 - October 1997                61,551              62          61,489            -

Net loss from operations for the
   period  June 17, 1997
   to October 31, 1997                                    -               -               -         (93,393)

Issuance of common stock for
    cash - at $.50 - December  1997                  394,634             395         196,922            -

Issuance of common stock for
    cash - at $1.00 - net of issuance
    expenses - December  1997                        169,327             169         164,122            -

Issuance of common stock for services
     at $1.00 - December 31, 1997                      4,038               4           4,038            -

Issuance of common stock for
   cash at $1.00 - October 31, 1998                  235,337             235         235,102            -

Issuance of common stock for
    services at $1.00 - October 31, 1998             355,442             355         368,145            -

Net operating loss for the year
   ended October 31, 1998                                 -               -               -      (1,462,471)

   The accompanying notes are an integral part of these financial statements.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
          Period June 17, 1997 (Date of Inception) to October 31, 2001

                                                                                                  Capital in
                                                            Common Stock            Excess of     Accumulated
                                                           ----------------
                                                     Shares            Amount       Par Value       Deficit
                                                     ------            ------       ---------     ------------

Issuance of common stock for cash at $1.00
   November and December 1998                       81,560               82          81,478             -

Issuance of common stock for services at
   $1.00 - January 21, 1999                         12,000               12          11,988             -

Issuance of common stock for services at
   $.25  - May 18, 1999                            200,000              200          49,800             -

Issuance of common stock for services at
   $.31- July 9, 1999                              100,000              100          30,900             -

Issuance of common stock for payment of
    debt at $.20                                   494,380              494          98,382             -

Contribution to capital - expenses                      -                -            8,400             -

Net operating loss for the year ended
    October 31, 1999                                    -                -               -          (77,713)

Contribution of capital - expenses                      -                -           10,000             -

Net operating loss for the year ended
    October 31,  2000                                   -                -               -          (30,960)

Balance October 31, 2000                        12,355,260           12,355        1,538,836     (1,664,537)

Net operating loss for the year ended
    October 31, 2001                                    -                -               -           (6,748)

Balance October 31, 2001                        12,355,260         $ 12,355      $ 1,538,836    $(1,671,285)
                                                ==========         =========      ===========   ============

   The accompanying notes are an integral part of these financial statements.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended October 31, 2001 and 2000 and the
          Period June 17, 1997 (Date of Inception) to October 31, 2001

                                                                                      Jun 17, 1997
                                                                   Oct  31,            to Oct 31,
                                                              2001          2000        2001
                                                             -------       -------     --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

Net loss                                                    $ (6,748)    $ (30,960)    $(1,671,285)

       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

    Amortization of lease purchase deposit                                                     -
    Capital contributions and capital stock
        issued for services and expenses                                    10,000         836,669
    Changes in accounts receivables                                             68              -
    Changes in prepaid expenses
    Changes in accounts payable                                6,748        20,849         120,094

          Net Cash Provided (Used) in Operations                  -            (43)       (714,522)
                                                               -------      ---------    ----------

CASH FLOWS FROM INVESTING
ACTIVITIES
                                                                  -             -               -

CASH FLOWS FROM FINANCING
   ACTIVITIES

     Proceeds from issuance of common stock                       -             -          714,522
                                                               --------       ---------   ---------
   Net Increase (Decrease) in Cash                                             (43)             -
   Cash at Beginning of Period                                    -             43              -
                                                               --------       ---------   ---------

   Cash at End of Period                                     $    -          $  -          $    -
                                                               ========       =========   =========

NON CASH FLOWS FROM OPERATIONS AND FINANCING  ACTIVITIES

    Issuance of 4,061,551 shares common capital stock for
       services - related parties - 1997                        $ 89,560
    Issuance   of  528,807 shares common capital stock for        ------
       services - related parties - 1998                         536,833
    Issuance of 494,380 shares common capital stock for payment   ------
       of debt - 1999                                             98,876
                                                                  ------
    Issuance of 312,000 shares common capital stock for
       services - 1999                                            93,000
                                                                  ------
    Contribution to capital - expenses - related party            18,400
                                                                  ------

   The accompanying notes are an integral part of these financial statements.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 17,
1997 with authorized capital stock of 200,000,000 shares at a par value of
$0.001.

The Company and subsidiary (referred to as the Company in this report) outlined in note 4 have been in the business of leasing sound studio space to the entertainment industry and the internet. After October 1998 the Company changed its business purpose to engage in film production and the multi-media interactive technology. During 1999 the Company abandoned all operations and has since remained inactive.

The Company is considered to be in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends.

Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split.

Income Taxes
------------

On October 31, 2001 the Company had a net operating loss carryover of
$1,671,285. The tax benefit of approximately $501,386 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company has no operations. The net operating loss carryover will expire in 2008 for Canadian reporting and 2022 for U. S.
reporting.

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
The functional currency is considered to be US dollars.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recognition of Income
---------------------

Through 1998 the business activity of the Company consisted of leasing sound studio space to the entertainment industry. Lease income received from tenants and lease expense paid to property owner's by the Company was assigned to income and expense during the period defined by the lease agreements. During 1998 the leasing activity of the Company was lost, resulting in the loss of assets shown in the operating statement. After 1998 there has been no income.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The
adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

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

3. REAL PROPERTY LEASE-PURCHASE AGREEMENT

On August 18, 1997 subsidiaries of the Company completed a lease agreement, including an option to purchase, with 289 Taurus Ventures Ltd. (a non related party), for the land and building, located in Delta, B.C., containing 64,000 square feet of building space and 13 acres of land for release in the motion picture industry. The terms of the lease had a five year life with a five year renewal provision.

On October 31, 1998 the lease and option to purchase was lost due to nonpayment and nonperformance on the lease by the Company which resulted in a net loss of
$369,782 to the Company. The Company had guaranteed $41,435 of the damage amounts, due by a former subsidiary, which remains as a payable on the books of the Company.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4.  ACQUISITION OF SUBSIDIARIES

During 1997 and 1998 the Company organized and acquired all of the outstanding stock of the following subsidiaries all of which were incorporated under the laws of British Columbia and were recorded on the books of the Company at the costs of organization. On November 1, 1998 all of the outstanding stock of the subsidiaries indicated by (1) was transferred to a related party, for a nominal consideration, and the Company discontinued the operations they conducted. The transfer resulted in a net gain to the Company of $125,023 and was reported in
November 1999. The measurement date and the disposal date of the segment transferred was considered to be November 1, 1999.

    (1) G.G Studios Inc.- incorporated October 6, 1997 - manages and leases studio space to the film industry
    (1) Meier Worldwide Intermedia Inc.(cdn) - incorporated November 28, 1996
        - no activity
    (1) Meier Studios Inc.- incorporated August 25, 1997 - manages and leases studio space
    (1) Meier Studios (Lake City) Inc. - incorporated December 18, 1997 -
        manages and leases studio space
    (1) Meier Studios (BB) - incorporated March 26, 1998 - no activity
    (1) H.R.H. Productions Inc.- incorporated October 6, 1997 - movie production company - no operations
    (1) Meier Studios Management Inc. - incorporated March 26, 1998 - movie production company - no operations
        Meier Entertainment Security Inc.- incorporated September 16, 1998 -
        movie production company no operations

5.  ACQUISITION OF MOTION PICTURE  RIGHTS

During June 1997 the Company received the rights to produce a movie on the life of John Meier from an officer of the Company which was recorded with no value.

6.  NOTE PAYABLE  AND ACCRUED INTEREST  - in default

On August 15, 1997 the Company received a loan of $27,397 from a nonrelated party. A legal action was started for collection of the amount due by the
Company and a consent judgement was given by the company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. The payments were not made and the note is in default. Accrued interest has been recorded.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

7.  SIGNIFICANT TRANSACTIONS WITH  RELATED PARTIES

Outlined in the following are transactions with related parties which includes the president-director and the secretary treasure-director and their families:

    Acquisition of 29% of the outstanding stock of the Company by the issuance of 3,550,000 common shares from the inception of the Company.
    Transfer of the subsidiaries to an officer as outlined in note 4.
    Demand no interest loans to the Company of $24,309.
    Acquisition by the Company of the movie rights outlined in note 5.
    Contributions to capital by the payment of expenses of $18,400.
    During October 1997 the Company entered into  management agreements with officers  providing for the payment of monthly management fees of $5,000 plus expenses. The accrued and payable fees due through September 1999 were paid by the issuance of common capital stock of the Company and the agreement was canceled.

8.   CONTINUING AND CONTINGENT LIABILITIES

A legal action was started against the Company by a former employee making claim for unpaid wages resulting from an alleged employment agreement. Management with council believe the claim is frivolous and without merit and the action has not been pursued by the plaintiff.

9.  GOING CONCERN

On the report date the Company did not have the working capital to service its debt for the coming year and for its planned activity. Continuation of the
Company is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through obtaining additional equity funding, and long term financing, which will enable the Company to operate during the coming year.

ANDERSEN ANDERSEN & STRONG, L.C.                            941 East 3300 South, Suite 202
Certified Public Accountants and Business Consultants           Salt Lake City, Utah 84106
Member SEC Practice Section of the AICPA                            Telephone 801 486-0096

                                                                          Fax 801 486-0098

Board of Directors
Meier Worldwide Intermedia Inc. and Subsidiaries
Vancouver, B.C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Meier Worldwide
Intermedia Inc. and subsidiaries, (development stage company) at October 31,
2000 and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the years ended October 31, 2000, and
1999 and the period June 17, 1997 (date of inception) to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meier Worldwide
Intermedia Inc. and Subsidiaries at October 31, 2000, and the results of operations and cash flows for the years ended October 31, 2000, and 1999 and the period June 17, 1997 (date of inception) to October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 28, 2002
Salt Lake City, Utah                       /s/ Andersen Andersen & Strong LC

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2000

                                     ASSETS
CURRENT ASSETS

         Cash                                                         $    -
                                                                        -----

       Total Current Assets                                           $    -
                                                                        -----

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Note payable and accrued interest - in default - Note 6         $  35,658
    Accounts payable - related parties                                 17,421
    Accounts payable - other                                           60,267
                                                                       ------

         Total Current Liabilities                                    113,346
                                                                       ------

STOCKHOLDERS' EQUITY

   Common stock
        200,000,000 shares authorized at $0.001 par value;
        12,355,260 shares issued and outstanding                      12,355
         Capital in excess of par value                            1,538,836
    Deficit accumulated during development stage                  (1,664,537)
                                                                   ----------

                  Total Stockholders' Equity (deficiency)           (113,346)
                                                                   ----------

                                                                  $       -

   The accompanying notes are an integral part of these financial statements.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended October 31, 2000 and 1999 and the
          Period June 17, 1997 (date of inception) to October 31, 2000

                                                                                            Jun 17, 1997
                                                              Oct 31,         Oct 31,         to Oct 31,
                                                               2000            1999             2000
                                                             -------         ------           -------

REVENUES                                                   $      -         $       -      $ 773,600
                                                             --------         --------       -------

EXPENSES

   Operating and administrative                               27,733           198,524     2,054,669
   Interest                                                    3,227             4,212        13,184
Depreciation                                                      -                 -            502

                                                              30,960           202,736     2,068,355
                                                             --------         --------       -------

NET  LOSS - before other income and losses                   (30,960)         (202,736)   (1,294,755)

OTHER  INCOME AND LOSSES

   Gain on transfer of subsidiaries to related party - Note 4     -            125,023            -
        Loss of assets - Note 3                                   -                 -       (369,782)

NET LOSS                                                   $ (30,960)        $ (77,713)  $(1,664,537)
                                                             ========         ========    ==========

NET LOSS PER COMMON
   SHARE

    Basic                                                  $      -          $   (.01)           -
                                                              -------         -------    ----------

WEIGHTED AVERAGE  OUTSTANDING
    SHARES

     Basic (stated in 1000's)                                                  12,355        12,355
                                                                               ------        ------

   The accompanying notes are an integral part of these financial statements.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      For the Period June 17, 1997 (Date of Inception) to October 31, 2000

                                                                                              Capital in
                                                            Common Stock                       Excess of         Accumulated
                                                          ----------------
                                                     Shares                  Amount            Par Value           Deficit
                                                     ------                  ------            ---------       ---------------
Balance June 17, 1997
(Date of Inception)                                    -                    $   -               $   -             $     -

Issuance of common stock for
   services - at $.001 - June 30, 1997             3,600,000                 3,600                  -                   -

Issuance of common stock for
   cash - at $.001 - June 30, 1997                 6,000,000                 6,000                  -                   -

Issuance of common stock for
   assets and services - at $.061 -
   July 30, 1997                                     400,000                   400              24,009                  -

Issuance of common stock for
    cash - at $.50 - October 1997                    105,366                   105              52,578                  -

Issuance of common stock for
    cash - at $1.00 - October 1997                   141,625                   142             141,483                  -

Issuance of common stock for
    services - at $1.00 - October 1997                61,551                    62              61,489                  -

Net loss from operations for the
   period  June 17, 1997
   to October 31, 1997                                    -                     -                   -               (93,393)
                                                   ------------             ------------     ------------          -----------

Balance October 31, 1997                          10,308,542                10,309             279,559              (93,393)

Issuance of common stock for
    cash - at $.50 - December  1997                  394,634                   395             196,922                  -

Issuance of common stock for
    cash - at $1.00 - net of issuance
    expenses - December  1997                        169,327                   169             164,122                  -

Issuance of common stock for services
     at $1.00 - December 31, 1997                      4,038                     4               4,038                  -

   The accompanying notes are an integral part of these financial statements.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          Period June 17, 1997 (Date of Inception) to October 31, 2000

                                                                                     Capital in
                                                             Common Stock             Excess of     Accumulated
                                                           ----------------
                                                     Shares            Amount         Par Value       Deficit
                                                     ------            ------         ---------     -------------
Issuance of common stock for
   cash at $1.00 - October 31, 1998                   235,337            235           235,102            -

Issuance of common stock for
    services at $1.00 - October 31, 1998              355,442            355           368,145            -

Net operating loss for the year
   ended October 31, 1998                                -                -                 -       (1,462,471)

Balance October 31, 1998                           11,467,320         11,467         1,247,888      (1,555,864)

Issuance of common stock for cash at $1.00
   November and December 1998                          81,560             82            81,478            -

Issuance of common stock for services at
   $1.00 - January 21, 1999                            12,000             12            11,988            -

Issuance of common stock for services at
   $.25  - May 18, 1999                               200,000            200            49,800            -

Issuance of common stock for services at
   $.31- July 9, 1999                                 100,000            100            30,900            -

Issuance of common stock for payment of
    debt at $.20                                      494,380            494            98,382            -

Contribution to capital - expenses                        -               -              8,400            -

Net operating loss for the year ended
    October 31, 1999                                      -               -                 -          (77,713)

Balance October 31,  1999                          12,355,260          12,355        1,528,836      (1,633,577)

Contribution of capital - expenses                        -               -             10,000            -

Net operating loss for the year ended
    October 31,  2000                                     -               -                 -          (30,960)

Balance October 31, 2000                           12,355,260        $ 12,355      $ 1,538,836      $(1,664,537)
                                                   ==========        =========      ============     ===========

   The accompanying notes are an integral part of these financial statements.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended October 31, 2000 and 1999 and the
          Period June 17, 1997 (Date of Inception) to October 31, 2000

                                                              Oct  31,              Jun 17, 1997
                                                                                     to Oct 31,
                                                         2000           1999            2000
                                                        ---------     ---------      ---------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

Net loss                                               $(30,960)      $(77,713)     $(1,664,537)

       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

    Amortization of lease purchase deposit                               6,063               -
    Capital contributions and capital stock
        issued for services and expenses                  10,000       101,400          836,669
    Changes in accounts receivables                           68           (68)              -
    Changes in prepaid expenses                                         25,860               -
    Changes in accounts payable                           20,849      (164,512)         113,346

          Net Cash Provided (Used) in Operations             (43)     (108,970)        (714,522)
                                                        ----------    ---------      ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES                                                    -             -                -
                                                        ----------    ---------      ---------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

     Proceeds from issuance of common stock                   -         81,560            714,522
                                                        ----------    ---------      ---------------
   Net Increase (Decrease) in Cash                           (43)      (27,410)                -
   Cash at Beginning of Period                                43        27,453                 -
                                                        ----------    ---------      ---------------

   Cash at End of Period                                 $    -       $     43         $       -
                                                        ==========    =========      ===============

NON CASH FLOWS FROM OPERATIONS AND FINANCING ACTIVITIES
    Issuance of 4,061,551 shares common capital stock for
       services - related parties - 1997                              $ 89,560
Issuance of  528,807 shares common capital stock for                  --------
       services - related parties - 1998                               536,833
                                                                      --------
    Issuance of 494,380 shares common capital stock for
       payment of debt - 1999                                           98,876
                                                                       -------
    Issuance of 312,000 shares common capital stock for
       services - 1999                                                  93,000
                                                                       -------
    Contribution to capital - expenses - related party                  18,400
                                                                       -------

   The accompanying notes are an integral part of these financial statements.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 17,
1997 with authorized capital stock of 200,000,000 shares at a par value of
$0.001.

The Company and subsidiaries (referred to as the Company in this report)
outlined in note 4 have been in the business of leasing sound studio space to the entertainment industry and the internet. After October 1998 the Company changed its business purpose to engage in film production and the multi-media interactive technology. During 1999 the Company abandoned all operations and has since remained inactive.

The Company is considered to be in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends.

Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split.

Income Taxes
------------

On October 31, 2000 the Company had a net operating loss carryover of
$1,664,537. The tax benefit of approximately $499,361 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company has no operations. The net operating loss carryover will expire in 2007 for Canadian reporting and 2021 for U. S.
reporting.

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
The functional currency is considered to be US dollars.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recognition of Income
---------------------

Through 1998 the business activity of the Company consisted of leasing sound studio space to the entertainment industry. Lease income received from tenants and lease expense paid to property owner's by the Company was assigned to income and expense during the period defined by the lease agreements. During 1998 the leasing activity of the Company was lost, resulting in the loss of assets shown in the operating statement. After 1998 there has been no income.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The
adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

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

3.  REAL PROPERTY  LEASE-PURCHASE  AGREEMENT

On August 18, 1997 subsidiaries of the Company completed a lease agreement, including an option to purchase, with 289 Taurus Ventures Ltd. (a non related party), for the land and building, located in Delta, B.C., containing 64,000 square feet of building space and 13 acres of land for release in the motion picture industry. The terms of the lease had a five year life with a five year renewal provision.

On October 31, 1998 the lease and option to purchase was lost due to nonpayment and nonperformance on the lease by the Company which resulted in a net loss of
$369,782 to the Company. The Company had guaranteed $41,435 of the damage amounts, due by a former subsidiary, which remains as a payable on the books of the Company.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4.  ACQUISITION OF SUBSIDIARIES

During 1997 and 1998 the Company organized and acquired all of the outstanding stock of the following subsidiaries all of which were incorporated under the laws of British Columbia and were recorded on the books of the Company at the costs of organization. On November 1, 1998 all of the outstanding stock of the subsidiaries indicated by (1) was transferred to a related party, for a nominal consideration, and the Company discontinued the operations they conducted. The transfer resulted in a net gain to the Company of $125,023 and was reported in
November 1999. The measurement date and the disposal date of the segment transferred was considered to be November 1, 1999.

    (1) G.G Studios Inc.- incorporated October 6, 1997 - manages and leases studio space to the film industry
    (1) Meier Worldwide Intermedia Inc.(cdn) - incorporated November 28, 1996 -
        no activity
    (1) Meier Studios Inc.- incorporated August 25, 1997 - manages and leases studio space
    (1) Meier Studios (Lake City) Inc. - incorporated December 18, 1997 -
        manages and leases  studio space
    (1) Meier Studios (BB) - incorporated March 26, 1998 - no activity
        H.R.H. Productions Inc.- incorporated October 6, 1997 - movie production company - no operations
        Meier Studios Management Inc. - incorporated March 26, 1998 - movie production company - no operations
        Meier Entertainment Security Inc.- incorporated September 16, 1998 -
        movie production company no operations

5.  ACQUISITION OF MOTION PICTURE  RIGHTS

During June 1997 the Company received the rights to produce a movie on the life of John Meier from an officer of the Company which was recorded with no value.

6.  NOTE PAYABLE  AND ACCRUED INTEREST  - in default

On August 15, 1997 the Company received a loan of $27,397 from a nonrelated party. A legal action was started for collection of the amount due by the
Company and a consent judgement was given by the company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. The payments were not made and the note is in default. Accrued interest has been recorded.

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

7.  SIGNIFICANT TRANSACTIONS WITH  RELATED PARTIES

Outlined in the following are transactions with related parties which includes the president- director and the secretary treasurer-director and their families:

    Acquisition of 29% of the outstanding stock of the Company by the issuance of 3,550,000 common shares from the inception of the Company.
    Transfer of the subsidiaries to an officer as outlined in note 4.
    Demand no interest loans to the Company of $17,421.
    Acquisition by the Company of the movie rights outlined in note 5.
    Contributions to capital by the payment of expenses of $18,400.
    During October 1997 the Company entered into  management agreements with officers  providing for the payment of monthly management fees of $5,000 plus expenses. The accrued and payable fees due through September 1999 were paid by the issuance of common capital stock of the Company and the agreement was canceled.

8.   CONTINUING AND CONTINGENT LIABILITIES

A legal action was started against the Company by a former employee making claim for unpaid wages resulting from an alleged employment agreement. Management with council believe the claim is frivolous and without merit and the action has not been pursued by the plaintiff.

9. GOING CONCERN

On the report date the Company did not have the working capital to service its debt for the coming year and for its planned activity. Continuation of the
Company is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through obtaining additional equity funding, and long term financing, which will enable the Company to operate during the coming year.

Item 8. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure.

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        With Section 16(a) of the Exchange Act.

The following table identifies the Company's directors and executive officers and certain other key employees as of December 31, 2001. Directors are elected at the Company's annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

                                                                Term as Director
     Name                  Positions Held                            Expires

James Meier                President/CEO/
                           Secretary/Treasurer
                           Director                                  1999
Harry Evans                Vice President/Director                   1999
Michael Laidlaw            Director                                  1999

James Meier, 30, the Company's founder, has been President and Director since its inception. James Meier was also the founder and president of Meier
Entertainment Group Inc. From 1997 to the present, he has been managing the
Company. From 1990 to 1995 he served as a systems analyst with the Canadian
Imperial Bank of Commerce in Vancouver. Mr. Meier has been a director of the
British Columbia Motion Picture Association from 1996 to 1999, and is a voting member of the Academy of Canadian Cinema and Television.

Harry K. Evans, 64, was appointed Executive Vice President and Director in
January 1998. He serves as United States and international liaison/consultant for the company in Los Angeles. From 1990 through 1995 he was Chief Executive
Officer of the American Society of Cinematographers and an executive with the
Directors Guild of America for 15 years ending in 1998 and the International
Photographers Guild of Hollywood. Since February 1995 Mr. Evans has also served as executive vice president of Meier Entertainment Group Inc. From 1993 through
1995 he was a labor relations consultant, primarily for the Union of British
Columbia Performers.

Michael Laidlaw, 64, was appointed as a Director on September 9, 1999. He is an independent financial advisor and consultant to many European and North American institutions. Mr. Laidlaw was born and educated at Malvern College,
Worcestershire, in England. In 1955 he joined the London brokerage house of
Angel H. Hart & Company and in 1961 he moved to Vivian Gray & Company.
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

James Meier is the only executive officer who works 20% of his time for the
Company. The other Directors and Officers devote such time as their responsibilities require. None of the Company's Directors are directors of other companies registered under the Securities Exchange Act of 1934.
There is a family relationship between the Company's officers and directors.

                                       16

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the
Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the
Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial
Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5
(Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from November 1, 2000 through December 31, 2001, no directors, executive officers and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them. These reports are being been filed.

Item 10. Executive Compensation.

No officers or directors of the Company have received compensation since
November 1, 1999. Directors are not presently reimbursed for expenses incurred in attending Board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of December 31,
2001.

Name and               Total Amount
Address Of            of Beneficial      Common           Stock       Percent
Beneficial Owner        Ownership        Stock           Options      of Class

Meier Entertainment      3,550,000     3,550,000 (1,2)       0         28.7%
Group Inc.
360 English Bluff Road,
Delta BC V4M 2N1 Canada

All officers and directors as
A group [3 persons]      3,550,000     3,550,000 (1,2)       0         28.7%

    As of December 31, 2001, there were 12,355,26o shares outstanding.  Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

                                       17

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

*   Meier Entertainment Group Inc. is wholly owned by James Meier.

Item 12. Certain Relationships and Related Transactions.

Outlined in the following are transactions with related parties which includes the president-director and the secretary treasurer-director and their families:

        o   Acquisition of 29% of the outstanding stock of the Company by the issuance of 3,550,000 common shares from the inception of the
            Company.
        o   Transfer of the subsidiaries to Jim Meier for a nominal
            consideration, and the Company discontinued the operations they conducted. The transfer resulted in a net gain to the Company of
            $125,023 and was reported in November 1999. The measurement date and the disposal date of the segment transferred was considered to be
            November 1, 1999.

                o   G.G Studios Inc.- incorporated October 6, 1997 - manages and leases studio space to the film industry
                o   Meier Worldwide Intermedia Inc.(cdn) - incorporated November
                    28, 1996 - no activity
                o   Meier Studios Inc.- incorporated August 25, 1997 - manages and leases studio space
                o   Meier Studios (Lake City) Inc. - incorporated December 18,
                    1997 - manages and leases  studio space
                o   Meier Studios (BB) - incorporated March 26, 1998 - no
                    activity
                o   H.R.H. Productions Inc.- incorporated October 6, 1997 -
                    movie production company - no operations
                o   Meier Studios Management Inc. - incorporated March 26, 1998
                    - movie production company - no operations
                o   Meier Entertainment Security Inc.- incorporated September
                    16, 1998 - movie production company no operations

        o   Demand no interest loans to the Company of $17,421.
        o   Acquisition by the Company of the movie rights from Jim Meier -
            During June 1997 the Company received the rights to produce a movie on the life of John Meier from an officer of the Company which was recorded with no value.
        o   Contributions to capital by the payment of expenses of $18,400.
        o   During October 1997 the Company entered into management agreements with officers providing for the payment of monthly management fees of $5,000 plus expenses. The accrued and payable fees due through
            September 1999 were paid by the issuance of common capital stock of the Company and the agreement was canceled.

Item 13. Exhibits and Reports on Form 8-K.

(a)      List of documents filed as part of this Report:

         None

(b)      Exhibits:

         The following exhibits listed are filed as part of this Report:

         None

                                       18

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title                                Name              Date         Signature

Principal Executive Officer        James Meier                          June 24, 2002      /s/ James Meier

Principal Accounting               James Meier                          June 24, 2002      /s/ James Meier
Officer

Principal Financial Officer        James Meier                          June 24, 2002      /s/ James Meier

Pursuant to the requirements of the Securities Act of 1933, this Registration
Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE                            NAME                  TITLE          DATE

                                   James Meier                           Director               June 24, 2002

                                   Harry Evans                           Director               June 24, 2002

                                   Michael Laidlaw                       Director               June 24, 2002