Form 10QSB
period 2002-01-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2002-06-25
CIK 1061316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
     Exchange Act of 1934.

                 For the quarterly period ended January 31, 2002

 ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _______ to _________ .

                         Commission File Number: 0-27795

                         Meier Worldwide Intermedia Inc.
               (Exact name of registrant as specified in charter)

                           Nevada                        52-2079421
                     -----------------              ------------------
              (State or other jurisdiction of         (I.R.S. Employer
                incorporation or organization)      Identification No.)

                          Ste 320-1100 Melville Street
                          Vancouver, BC, Canada V6E 4A6

                    (Address of principal executive offices)

                                 (604) 689-7572
                                 --------------

              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES ( X )     NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2002

                   12,355,260

Transitional Small Business Disclosure Format:

                   YES ( ) NO (X)

                Meier Worldwide Intermedia Inc. and Subsidiaries
                ------------------------------------------------
                        (A Development Stage Enterprises)
                        ---------------------------------

                              INDEX TO FORM 10-QSB

PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited):

                 Consolidated Balance Sheets as of January 31, 2002 and
                 October 31, 2001..............................................4

                 Consolidated Statements of Operations for the three-months ended January 31, 2002 and  2001, and the period June 17, 1997
                 (date of inception) to January 31,  2002......................5

                 Consolidated Statements of Cash Flows for the three-months ended January 31, 2002 and 2001, and the period June 17, 1997
                 (date of inception) to January 31, 2002.......................6

                 Notes to Consolidated Financial Statements....................7

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................9

PART II.         OTHER INFORMATION

                                     PART I

                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations, with respect to, among other things: (i) our financing plans; (ii)
trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate,"
"anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

         Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in our quarterly results, ability to continue and manage our growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in our filings with the Securities and Exchange
Commission.

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                       (A Developmental Stage Enterprise)
                       ----------------------------------

                           CONSOLIDATED BALANCE SHEETS

                                                                              January 31
                                                                                 2002              October 31,
                                                                              (Unaudited)                2001
                                                                         ----------------------    -----------------
ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                                             $                      -  $                 -
                                                                         ----------------------    -----------------
      Total current assets                                                                   -                    -

                               TOTAL                                  $                      -  $                 -
                                                                         ======================    =================
                                                                         ======================    =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
Notes payable and accrued interest - in default                       $                 37,847  $            37,568
Accounts payable - related parties                                                      24,309               24,309
Accounts payable                                                                        57,493               58,217
                                                                         ----------------------    -----------------
      Total current liabilities                                                        119,649              120,094
                                                                         ----------------------    -----------------
                                                                         ----------------------    -----------------

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares
   authorized; 12,355,260 shares issued and outstanding                                 12,355               12,355
Additional paid-in capital                                                           1,538,836            1,538,836
Deficit accumulated during the development stage                                   (1,670,840)          (1,671,285)
                                                                         ----------------------
                                                                         ----------------------    -----------------
      Total stockholders' deficit                                                    (119,649)            (120,094)
                                                                         ----------------------    -----------------
                                                                         ----------------------    -----------------

                               TOTAL                                  $                      -  $                 -
                                                                         ======================    =================

                            See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        For the Period
                                                           For the               For the              June 17, 1997 (date
                                                        Three-Months        Three-Months Ended         of inception) to
                                                            Ended            January 31, 2001          January 31, 2002
                                                       January 31, 2002
                                                      --------------------  -------------------      ----------------------

REVENUES                                                               -  $                  -     $               773,600
                                                      -------------------   -------------------      ----------------------

EXPENSES:
Operating and administrative                                           -                 1,209                   2,183,213
Interest                                                             279                   565                      16,690
Depreciation                                                           -                     -                         502
                                                      -------------------   -------------------      ----------------------
     Total operating expenses                                        279                 1,774                   2,200,405
                                                      -------------------   -------------------      ----------------------
LOSS FROM OPERATIONS                                                (279)               (1,774)                 (1,426,805)

OTHER INCOME (EXPENSE):
Gain on transfer of subsidiaries to related party                    724                     -                     125,747
Loss on lease option                                                   -                     -                   (369,782)
                                                      -------------------   -------------------      ----------------------

     Total other income (expense) - net                              724                     -                  (244,035))
                                                      -------------------   -------------------      ----------------------
                                                      -------------------   -------------------      ----------------------

NET INCOME (LOSS)                                   $                445  $            (1,774)     $           (1,670,840)
                                                      ===================   ===================      ======================

NET LOSS PER SHARE - Basic                          $             (0.00)  $             (0.00)
                                                      ===================   ===================

WEIGHTED AVERAGE SHARES OUTSTANDING  - Basic and
Diluted                                                       12,355,260            12,355,260
                                                      ===================   ===================

                            See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                         -------------------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               For the Period
                                                                 For the                 For the            June 17, 1997 (date
                                                            Three-Months Ended     Three-Months Ended         of inception) to
                                                             January 31,2002        January 31, 2001          January 31, 2002
                                                            ------------------- -- -------------------- -- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        445  $              (1,774)  $             (1,670,840)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Common stock issued for services and expenses                              -                       -                    836,669
  Changes in operating assets and liabilities:
     (Decrease) increase in accounts payable and other
        liabilities                                                      (445)                   1,774                    119,649
                                                            -------------------    --------------------    -----------------------
NET CASH USED IN OPERATING ACTIVITIES                                        -                       -                  (714,522)

CASH FLOWS FROM FINANCING ACTIVITIES-
  Proceeds from issuance of common stock                                     -                       -                    714,522
                                                            -------------------    --------------------    -----------------------

NET CHANGE  IN CASH AND CASH
   EQUIVALENTS                                                               -                       -                          -

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                 -                       -                          -
                                                            -------------------    --------------------    -----------------------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                    -  $                    -  $                    $  -
                                                            ===================    ====================    =======================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Income taxes paid                                         $                  -  $                    -  $                       -
                                                             ==================    ====================    =======================

Interest paid                                             $                  -  $                    -  $                       -
                                                             ==================    ====================    =======================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Common stock issued for payment of debt                   $                  -  $                    -  $                  98,876
                                                             ==================    ====================    =======================

Contribution to capital-expenses-related party            $                  -  $                    -  $                  18,400
                                                             ==================    ====================    =======================

                             See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

A  - ORGANIZATION AND DESCRIPTION OF BUSINESS

Meier Worldwide Intermedia, Inc. the ("Company") was incorporated under the laws of the State of Nevada, USA, on June 17, 1997 with authorized capital stock of
200,000,000 shares with a par value of $0.001 per share.

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

The Company and its subsidiaries ("we", "us", "our") were in the business of leasing sound studio space to the entertainment industry and the Internet and developing websites. In November 1998, we changed our business purpose to engage in film production and the multi-media interactive technology.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from our estimates.

Basis of Presentation
----------------------

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended October 31, 2001 contained in our Form 10-KSB.

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We do not have the working capital to service our debt for the coming year and will need additional working capital for our planned activities. Continuation of our Company as a going concern is dependent upon obtaining additional working capital to operate for the coming year. Our management has developed a strategy which it believes will accomplish this objective through seeking additional equity funding and long term financing, which will enable the Company to service its debt and continue to operate for the coming year. However, there can be no assurance as to the ultimate success or timing of these matters. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of October 31, 2001 and the financial statements as of and for the three months ended January 31, 2002 and 2001 included with this Form 10-QSB.

Plan of Operation
-----------------

In the future, the Company will seek to establish its business of film production, as well as provide financing for production of its movie on the life of John Meier. The Company also intends to devote additional resources to development of its Internet and multi-media video technology business. As of May
15, 2002, the Company does not have adequate resources to cover ongoing operations, and has no assets. The Company is considered to be in the development stage, and is continuing to going through a transitional stage of establishing an infrastructure and focus for future development.

Results of Operations
---------------------

The Company does not have any results from continuing operations.

Movie Production
----------------

The Company plans to produce a movie based on John Meier's life experiences. The
Company has not yet determined the funding required for production of this movie, neither is there a script for it. The Company will seek to raise the necessary monies from investors or by joint venture with one or more established producers. The Company has not yet determined which established producer it might seek to joint venture with. It is not anticipated that production will commence until sometime in late 2002. There can be no assurance that such financing will be available, or if available, that it would be offered on terms deemed acceptable to management. In the event the Company is successful in arranging such financing, it is contemplated that producing and distributing such movie could take as long as 12 months from the time the script is completed.

Liquidity and Capital Resources
-------------------------------

From November 1, 2001 to January 31, 2002, the Company did not generate any net cash inflows or outflows of from operating activities.

Management anticipates that the Company will need US$60,000 in working capital during the next 12 months in order to maintain daily operations. James Meier has agreed to fund the Company when needed in consideration for restricted stock issued at market price.

As of January 31, 2002, the Company had no assets and liabilities of US$119,649.
A portion of these liabilities totaling US$24,309 is owed by the Company to
James Meier. There is no note. The debt is payable upon demand for no interest.
Management anticipates settling current outstanding debt with existing creditors by issuing shares for debt.

Critical Accounting Policies
----------------------------

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of expense recognition. Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

PART II

Item 1. Legal Proceedings.
        ------------------

As of May 15, 2002 the following lawsuits and claims have been made against the
Company and/or subsidiaries of the Company:

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
As a result of the termination of the head lease on April 19, 1999 described in item 1, the subtenant paid the May, 1999 rent again to Appin Holdings Ltd. Crow
Productions Inc. is claiming CDN$48,150 (US$30,252) plus interest and costs against Meier Studios (B.C.) Inc. Since Meier Studios is no longer a subsidiary,
Management does not believe any judgment would affect the Company.

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

Item 2.  Changes in Securities.
         ----------------------

Sales of Unregistered Securities

NONE

Item 3. Defaults upon Senior Securities.
        --------------------------------

NONE

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

NONE

Item 5.  Other Information.
         ------------------

NONE

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

(a)      Exhibits

NONE

(b)      Reports on Form 8-K.

NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meier Worldwide Intermedia Inc.

By:/s/ James Meier, President
       James Meier, President

Date:  June 24, 2002