Form 10QSB
period 2002-04-30
MEIER WORLDWIDE INTERMEDIA INC
filed 2002-06-25
CIK 1061316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                  For the quarterly period ended April 30, 2002

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________ to ____________.

                         Commission File Number: 0-27795

                         Meier Worldwide Intermedia Inc.
               (Exact name of registrant as specified in charter)

                   Nevada                               52-2079421
               -----------------                        -----------
          (State or other jurisdiction of    (I.R.S. Employer Identification No.)
           incorporation or organization)

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
                        (A Development Stage Enterprises)
                        ---------------------------------

                              INDEX TO FORM 10-QSB

                                                                           Page

PART I:          FINANCIAL INFORMATION

Item 1:          Consolidated Financial Statements (unaudited):

                 Consolidated Balance Sheets as of April 30, 2002 and
                 October 31,2001...............................................3

                 Consolidated Statements of Operations for the three and six months ended April 30, 2002 and 2001, and the period June 17,
                 1997 (date of inception) to April 30, 2002....................4

                 Consolidated Statements of Cash Flows for the three and six months ended April 30, 2002 and 2001, and the period June 17,
                 1997 (date of inception) to April 30, 2002....................5

                 Notes to the Consolidated Financial Statements..............6-7

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................9

PART II.         OTHER INFORMATION

Signatures                                                                    11

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

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                       (A Developmental Stage Enterprise)
                       ----------------------------------

                           CONSOLIDATED BALANCE SHEETS

                                                               April 30,
                                                                 2002              October 31,
                                                              (Unaudited)                2001
                                                            ----------------     ----------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                   $        -               $       -
                                                            ----------------     ----------------
      Total current assets                                           -                       -

TOTAL                                                       $        -               $       -
                                                            ================     =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest - in default             $     38,111             $   37,568
Accounts payable - related parties                                24,309                 24,309
Accounts payable                                                  57,493                 58,217
                                                            ----------------     ----------------
      Total current liabilities                                  119,913                120,094
                                                            ----------------     ----------------

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares
   authorized; 12,355,260 shares issued and outstanding           12,355                 12,355
Additional paid-in capital                                     1,538,836              1,538,836
Deficit accumulated during the development stage              (1,671,104)            (1,671,285)
                                                             ----------------     ----------------
      Total stockholders' deficit                               (119,913)              (120,094)
                                                             ----------------     ----------------

TOTAL                                                       $         -              $       -
                                                             ================     ================

See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                       (A Developmental Stage Enterprise)
                       ----------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                                     For the
                                                                                                                     Period
                                                                                                                    June 17,
                                                                                 For the           For the         1997 (date
                                               For the          For the           Three             Three              of
                                              Six Months       Six Months         Months            Months         inception)
                                             Ended April      Ended April      Ended April       Ended April      to April 30,
                                               30, 2002         30, 2001         30, 2002          30, 2001           2002
                                             -------------    -------------    -------------     -------------    --------------

REVENUES                                     $          -     $          -     $          -      $          -     $      773,600
                                             -------------    -------------    -------------     -------------    --------------

EXPENSES:
Operating and administrative                            -            3,161                -             1,952         2,183,213
Interest                                              543            1,065              264               500            16,954
Depreciation                                            -                -                -                 -               502
                                             -------------    -------------    -------------     -------------    --------------
     Total operating expenses                         543            4,226              264             2,452         2,200,669
                                             -------------    -------------    -------------     -------------    --------------

LOSS FROM OPERATIONS                                (543)          (4,226)            (264)           (2,452)        (1,427,069)

 OTHER INCOME (EXPENSE):
Gain on transfer of subsidiaries to
     related party                                    724                -                -                 -           125,747
Loss on lease option                                    -                -                -                 -          (369,782)
                                             -------------    -------------    -------------     -------------    --------------

     Total other income (expense) - net               724                -                -                 -          (244,035)
                                             -------------    -------------    -------------     -------------    --------------

NET INCOME (LOSS)                            $        181     $      (4,226)   $        (264)    $      (2,452)   $  (1,671,104)
                                             =============    =============    =============     =============    ==============

NET LOSS PER SHARE -
     Basic and Diluted                       $          -     $          -     $           -     $          -
                                             =============    =============    =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING -
     Basic and Diluted                         12,355,260       12,355,260       12,355,260        12,355,260
                                             =============    =============    =============     =============

See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                       (A Developmental Stage Enterprise)
                       ----------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     For the         For the        For the           For the        For the Period
                                                       Six             Six          Three              Three
                                                     Months          Months         Months            Months         June 17, 1997
                                                      Ended           Ended         Ended              Ended            (date of
                                                    April 30,       April 30,       April 30,        April 30,       inception) to
                                                      2002            2001             2002            2001          April 30, 2002
                                                   ------------    ------------     -----------     ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $        181    $     (4,226)    $      (264)     $    (2,452)    $     (1,671,104)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
  Common stock issued for services and
     expenses                                                -               -               -                -              836,669
  Changes in operating assets and liabilities:
  (Decrease) increase in accounts payable and
     other liabilities                                   (181)           4,226             264            2,452              119,913
                                                   ------------    ------------     -----------     ------------    -----------------
NET CASH USED IN OPERATING ACTIVITIES                        -               -               -                -            (714,522)
                                                   ------------    ------------     -----------     ------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES-
  Proceeds from issuance of common stock                     -               -               -                -              714,522
                                                   ------------    ------------     -----------     ------------    -----------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                               -               -               -                -                    -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                       -               -               -                -                    -
                                                   ------------    ------------     -----------     ------------    -----------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                   $         -     $         -      $        -      $         -     $              -
                                                   ============    ============     ===========     ============    =================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Income taxes paid                                  $         -     $         -      $        -      $         -     $              -
                                                   ============    ============     ===========     ============    =================

Interest paid                                      $         -     $         -      $        -      $         -     $              -
                                                   ============    ============     ===========     ============    =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Common stock issued for payment of debt            $         -     $         -      $        -      $         -     $         98,876
                                                   ============    ============     ===========     ============    =================

Contribution to capital-expenses-related party     $         -     $         -      $        -      $         -     $         18,400
                                                   ============    ============     ===========     ============    =================

See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                       (A Developmental Stage Enterprise)
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

Basis of Presentation
---------------------

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30,
2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended October 31, 2001 contained in our Form 10-KSB.

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                       (A Developmental Stage Enterprise)
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of October 31, 2001 and the financial statements as of and for the three and six months ended April 30, 2002 and 2001 included with this Form
10-QSB.

Plan of Operation
-----------------

In the future, the Company will seek to establish its business of film production, as well as provide financing for production of its movie on the life of John Meier. The Company also intends to devote additional resources to development of its Internet and multi-media video technology business. As of
June 14, 2002, the Company does not have adequate resources to cover ongoing operations, and has no assets. The Company is considered to be in the development stage, and is continuing to going through a transitional stage of establishing an infrastructure and focus for future development.

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

Liquidity and Capital Resources
-------------------------------

From November 1, 2001 to April 30, 2002, the Company did not generate any net cash inflows or outflows of from operating activities.

Management anticipates that the Company will need US$60,000 in working capital during the next 12 months in order to maintain daily operations. James Meier has agreed to fund the Company when needed in consideration for restricted stock issued at market price.

As of April 30, 2002, the Company had no assets and liabilities of US$119,913. A portion of these liabilities totaling US$24,309 is owed by the Company to James
Meier. There is no note. The debt is payable upon demand for no interest.
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

2. Crow Productions Inc. v. Meier Studios (B.B.) Inc. (Supreme Court of British
Columbia, Vancouver Registry, action # C993605, commenced July 12, 1999): under a written sublease dated March 31, 1998, Meier Studios (B.B.) Inc. subleased to
Crow Productions Inc. the premises described in item 1 above. The subtenant paid rent of CDN$48,150 (US$30,252) to the sub landlord for May 1999. As a result of the termination of the head lease on April 19, 1999 described in item 1, the subtenant paid the May 1999 rent again to Appin Holdings Ltd. Crow Productions
Inc. is claiming CDN$48,150 (US$30,252) plus interest and costs against Meier
Studios (B.C.) Inc. Since Meier Studios is no longer a subsidiary, management does not believe any judgment would affect the Company.

3. Ms. Renee Giesse. v. the Company, Meier Studio Management Inc., 532352 B.C.
Ltd. and Dennis Rudd (Supreme Court of British Columbia, Vancouver Registry,
action # C986645, commenced December 22, 1999): the plaintiff's claim as against the Company and Meier Studio Management Inc. claiming unpaid wages of CDN
$83,333.33 (US$56,816.88) plus damages for wrongful dismissal, interest and costs. In the statement of claim, Ms. Giesse alleges that in December 1997 she agreed to be employed by the Company and it's subsidiary, Meier Studio
Management Inc., as a Vice President, Studio Management for the movie studios operated by the defendant in British Columbia. Ms. Giesse alleges that under the terms of the oral employment agreement she was to be paid a salary and benefits commensurate to similar industry executives. Ms. Giesse alleges that a commensurate salary is CDN $125,000 per annum plus the reimbursement of certain expenses. Ms. Giesse further alleges that she carried out her duties as Vice
President from December 15, 1997 to August 18, 1998 when she was dismissed without cause. The plaintiff seeks damages in the amount of salary for the period of December 17, 1997 to August 18, 1998. Management denies each and every allegation of fact contained in Ms. Giesse's statement of claim. Specifically, management disputes that there was any employment agreement and believes that the claim is frivolous and without merit. Since the Company filed it's statement of defense on January 18, 1999, there has been no further action taken by Ms.
Giesse in relation to her claim.

4. Michael McGowan v. the Company, Meier Studios (Lake City) Inc., Meier
Worldwide Entertainment B.C. Ltd. and G.G. Studios Ltd. (Supreme Court of
British Columbia, Vancouver Registry, action # C992476, commenced May 14, 1999):
Mr. McGowan loaned CDN$40,000 (US$26,890.75) without specific terms as to interest and repayment to the Company on August 15, 1997. Mr. McGowan requested that the loan be repaid and when the Company did not comply, he commenced the above action. Prior to filing a statement of defense, the Company agreed to a consent judgment of CDN$43,552.49 (US$29,278.98) on September 1, 1999, to make monthly payments of CDN$1,000.00 (US$672.26) commencing on October 1, 1999, to pay interest at 1% above the HSBC Canada Bank prime rate and to pay the balance on October 1, 2000.

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