Form 10QSB
period 2002-07-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2002-09-16
CIK 1061316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                  For the quarterly period ended July 31, 2002

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________.

                         Commission File Number: 0-27795

                         Meier Worldwide Intermedia Inc.
               (Exact name of registrant as specified in charter)

            Nevada                                       52-2079421
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                          Ste 320-1100 Melville Street
                          Vancouver, BC, Canada V6E 4A6
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (604) 689-7572
                                ----------------
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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2002

                                   12,355,260

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                       1

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

                              INDEX TO FORM 10-QSB

                                                                           Page

PART I: FINANCIAL INFORMATION

  Item 1: Consolidated Financial Statements (unaudited):

   Consolidated Balance Sheets as of July 31, 2002 and
        October 31,2001...................................................... 4

   Consolidated Statements of Operations for the three
        and nine months ended July 31, 2002 and 2001,
        and the period June 17, 1997 (date of inception)
        to July 31, 2002..................................................... 5

   Consolidated Statements of Cash Flows for the nine
        months ended July 31, 2002 and 2001, and the
        period June 17, 1997 (date of inception) to
        July 31, 2002........................................................ 6

   Notes to the Consolidated Financial Statements............................ 7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations...................................................... 9

PART II. OTHER INFORMATION

EXHIBITS

  Exhibit 99.1.............................................................. 13

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

                                       2

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                       (A Developmental Stage Enterprise)
                       ----------------------------------

                           CONSOLIDATED BALANCE SHEETS

                                                      July 31,
                                                        2002         October 31,
                                                    (Unaudited)         2001
                                                   -------------    -------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $      -         $      -
                                                   -------------    -------------
      Total current assets                                -                -

TOTAL                                              $      -         $      -
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable and accrued interest - in
    default                                        $     38,407     $    37,568
  Accounts payable - related parties                     24,309          24,309
  Accounts payable                                       57,493          58,217
                                                   -------------    -------------
      Total current liabilities                         120,209         120,094
                                                   -------------    -------------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 200,000,000
    shares authorized; 12,355,260 shares
    issued and outstanding                              12,355           12,355
  Additional paid-in capital                         1,538,836        1,538,836
  Deficit accumulated during the development
    stage                                           (1,671,400)      (1,671,285)
                                                   -------------    -------------
      Total stockholders' deficit                     (120,209)        (120,094)
                                                   -------------    -------------

TOTAL                                              $      -         $      -
                                                   =============    =============

                            See accompanying notes

                                       F-1

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                       (A Developmental Stage Enterprise)
                       ----------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                        For the
                                                                                                        Period
                                                                                        For the         June 17,
                                           For the        For the        For the         Three        1997 (date
                                         Nine Months    Nine Months       Three          Months           of
                                            Ended          Ended       Months Ended    Ended July     inception)
                                           July 31,       July 31,       July 31,          31,         to July 31,
                                             2002           2001           2002           2001           2002
                                         -------------  -------------  -------------  -------------  --------------

REVENUES                                  $       -      $       -      $       -      $     -  $        773,600
                                         -------------  -------------  -------------  -------------  --------------
EXPENSES:
Operating and administrative                      -            3,588            -            427         2,183,213
Interest                                          839          1,528            296          463            17,250
Depreciation                                      -              -              -            -               502
                                         -------------  -------------  -------------  -------------  --------------
     Total operating expenses                     839          5,116            296          890         2,200,965
                                         -------------  -------------  -------------  -------------  --------------
LOSS FROM OPERATIONS                             (839)        (5,116)          (296)        (890)       (1,427,365)

 OTHER INCOME (EXPENSE):
Gain on transfer of subsidiaries to
     related party                                724            -              -            -            125,747
Loss on lease option                              -              -              -            -           (369,782)
                                         -------------  -------------  -------------  -------------  --------------

     Total other income (expense) - net           724            -              -            -           (244,035)
                                         -------------  -------------  -------------  -------------  --------------

NET INCOME (LOSS)                         $      (115)   $    (5,116)   $     (296)    $    (890)     $(1,671,400)
                                         =============  =============  =============  =============  ==============

NET LOSS PER SHARE -
     Basic and Diluted                    $       -      $       -      $       -      $     -
                                         =============  =============  =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING -
     Basic and Diluted                     12,355,260     12,355,260     12,355,260     12,355,260
                                         =============  =============  =============  =============

                            See accompanying notes.

                                      F-2

                         Meier Worldwide Intermedia Inc.
                        --------------------------------
                       (A Developmental Stage Enterprise)
                       ----------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              For the       For the      For the Period
                                                            Nine Months   Nine Months     June 17, 1997
                                                              Ended         Ended         inception) to
                                                           July 31,2002   July 30,2001    July 31, 2002
                                                          --------------  -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $    (115)   $    (5,116)    $ (1,670,955)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Common stock issued for services and
     expenses                                                       -              -           836,669
  Changes in operating assets and liabilities:
  (Decrease) increase in accounts payable and
     other liabilities                                             115          5,116          119,764
                                                          --------------  -------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES                               -              -          (714,522)
                                                          --------------  -------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES-
  Proceeds from issuance of common stock                            -              -           714,522
                                                          --------------  -------------  ---------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                                      -              -               -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                              -              -               -
                                                          --------------  -------------  ---------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                             $      -     $        -      $        -
                                                          ==============  =============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Income taxes paid                                           $       -     $        -      $        -
                                                          ==============  =============  ===============

Interest paid                                               $       -     $        -      $        -
                                                          ==============  =============  ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common stock issued for payment of debt                     $       -     $        -      $     98,876
                                                          ==============  =============  ================

Contribution to capital-expenses-related party              $       -     $        -      $     18,400
                                                          ==============  =============  ================

                            See accompanying notes

                                       F-3

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

Basis of Presentation
---------------------

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31,
2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended October 31, 2001 contained in our Form 10-KSB.

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

                                       3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of October 31, 2001 and the financial statements as of and for the three and nine months ended July 31, 2002 and 2001 included with this Form
10-QSB.

Plan of Operation
-----------------

In the future, the Company will seek to establish its business of film production, as well as provide financing for production of its movie on the life of John Meier. The Company also intends to devote additional resources to development of its Internet and multi-media video technology business. As of
September 9, 2002, the Company does not have adequate resources to cover ongoing operations, and has no assets. The Company is considered to be in the development stage, and is continuing to going through a transitional stage of establishing an infrastructure and focus for future development.

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

Liquidity and Capital Resources
-------------------------------

From November 1, 2001 to July 31, 2002, the Company did not generate any net cash inflows or outflows of from operating activities.

Management anticipates that the Company will need US$60,000 in working capital during the next 12 months in order to maintain daily operations. James Meier has agreed to fund the Company when needed in consideration for restricted stock issued at market price.

As of July 31, 2002, the Company had no assets and liabilities of US$120,209. A portion of these liabilities totaling US$24,309 is owed by the Company to James
Meier. There is no note. The debt is payable upon demand for no interest.
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

PART II

Item 1. Legal Proceedings.
------------------

As of September 9, 2002 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

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

Item 5.  Other Information.
         ------------------

        NONE

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a) Exhibits
            Exhibit 99.1 Certification Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

        NONE

        (b) Reports on Form 8-K.

        NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meier Worldwide Intermedia Inc.

By:/s/ James Meier, President
       ----------------------
      James Meier, President

Date: September 13, 2002
      ------------------

CERTIFICATIONS

I, James Meier, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Meier Worldwide
   Intermedia, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
      ------------------
                                        By: /S/ James Meier
                                            ---------------
                                           [GRAPHIC OMITTED]
                                                James Meier
                                                Chief Executive Officer