Form 10KSB
period 2002-10-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2003-03-24
CIK 1061316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended: October 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

Securities registered under Section 12(g) of the Act: 617,763 shares of common stock, par value $.20 per share

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

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.) $3,072 as of December 31, 2002.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 617,000

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

        Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE....................................28

PART III.......................................................................29

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

Part I

Item 1. Description of Business.

Meier Worldwide Intermedia Inc. (the "Company") was incorporated on June 17,
1997 in the State of Nevada, U.S.A. The Company's executive office is located at
1100 Melville Street (suite 320), Vancouver, British Columbia, V6E 4A6 Canada,
Tel: (604) 689-7572.

The Company was organized as a holding company and is traded on the over the counter bulletin board under the symbol 'MWWD.'

All references to the Company's common stock reflect a 1 for 20 share reverse split in 2002.

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

On June 30, 1997 the Company acquired a movie industry website from Meier
Entertainment Group Inc., a company wholly-owned by James Meier. On June 30,
1997, the Company issued 180,000 shares at $0.20 per share to Mr. Meier.
These shares were issued for services, and operating the Internet site. The recorded amount of $0.20 per share was arbitrarily determined by the Company and was for Mr. Meier's services as a director and officer of the Company only.
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

The Company paid $2,000.00 for 2,000,000 shares $0.001 par value shares in a Nevada company called Internet Television Network ("ITN"). This company was incorporated on July 6, 1999, in Nevada, U.S.A. The acquisition constitutes a
20% interest in ITN by the Company. ITN plans to carry out the business of providing real-time interactive multi-media services that will be available to the public via the Internet. A business plan is currently being completed and
ITN's management has yet to determine how they will fund this project or the amount of funds that are needed to launch this service.

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

Movie Production

The Company proposes to commence production of a motion picture film in the year
2003, including a movie based on the life of James Meier's father, John Meier, who was the personnel business advisor and aide to the late Howard Hughes. John
Meier also served on President Richard Nixon's task force on 'Resources and
Environment.' A script for the John Meier movie has not yet been written, but is currently contemplated subject to financing. The movie would be an original screenplay based on private documents and U.S. government files about the life and death of the reclusive billionaire, Howard Hughes, founder of Hughes
Aerospace Inc.

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

Distribution Methods

The Film Industry

The Company will utilize traditional distribution channels to distribute its film. In addition to traditional distribution channels, the Company sees an opportunity to distribute its products directly to consumers through
"netcasting" or the broadcasting of films over the Internet. Management's commitment to exploring non-traditional distribution channels is highlighted by the Company's investment in ITN, a company that intends to develop the ability to provide television-quality video feeds over the Internet.

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

Item 2. Description of Property.

The Company's principal business office is located at 320-1100 Melville Street,
Vancouver, British Columbia. The Company paid rent to Corporate House Inc. in the amount of CDN $550.00 per month on a month-to-month basis for the above noted office space. We never had a written agreement and no monies are owed for past rent. As the agreement is that we will start paying rent when Meier
Worldwide is financially able too.

At the current time, the Company has no investments or interests in real estate, real estate mortgages, securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

As of January 31, 2003 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

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
Mr. McGowan loaned CDN$40,000 (US$26,890.75) without specific terms as to interest and repayment to the Company on August 15, 1997. Mr. McGowan requested that the loan be repaid and when the Company did not comply, he commenced the above action. Prior to filing a statement of defense, the Company agreed to a consent judgment of CDN$43,552.49 (US$29,278.98) as at September 1, 1999, to
make monthly payments of CDN$1,000.00 (US$672.26) commencing on October 1, 1999, to pay interest at 1% above the HSBC Canada Bank prime rate and to pay the balance on October 1, 2000. The loan and related accrued interest through
December 31, 2002 is included in "Note payable and accrued interest in default"
in the accompanying financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

                PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company was quoted on the "Pink Sheets" under the symbol of "HUES" until
***, when it became quoted on the over the counter bulletin board under the symbol "MWWD."

High and Low Sales Prices for each quarter within the last two fiscal years.*

                 HIGH                 LOW
          (Price per Share $) (Price per Share $)

Jan 01           .013                 .011
Apr 01           .11                  .007
July 01          .007                 .005
Oct 01           .023                 .005
Jan 02           .025                 .003
Apr 02           .013                 .009
July 02          .006                 .006
Oct 02           .006                 .005

* The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Holders

The number of recorded holders of the Company's common stock as of December 31,
2002 is approximately 750.

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

Liquidity and Capital Resources

From November 1, 2000 to October 31, 2002, the Company generated cash no net inflows or outflows operations.

Management anticipates that the Company will need US$60,000 in working capital during the next 12 months in order to maintain daily operations. James Meier has agreed to fund the Company when needed in consideration for restricted stock issued at market price.

As of October 31, 2002, the Company had no assets and liabilities of approximately US$127,500. A portion of these liabilities totaling approximately
US$24,000 is owed by the Company to James and John Meier. There is no note. The debt is payable upon demand for no interest. Management anticipates settling current outstanding debt with existing creditors by issuing shares for debt.

Item 7. Financial Statements.

                         MEIER WORLDWIDE INTERMEDIA INC.
                                 AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Consolidated Financial Statements as of and
                            for various periods ended
                          October 31, 2002 and 2001 and
                          Independent Auditors' Report

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

                                                                   Page

Independent Auditors' Report for December 31, 2002                  16

Independent Auditors' Report for December 31, 2001                  17

Consolidated Balance Sheet as of October 31, 2002                   18

Consolidated Statements of Operations for the years
ended October 31, 2002 and 2001 and the period
June 17, 1997 (date of inception) to October 31, 2002               19

Consolidated Statements of Stockholders' Deficit for
the period from June 17, 1997 (date of inception) to
October 31, 2002                                                    20

Consolidated Statements of Cash Flows for the years
ended October 31, 2002 and 2001 and for the period
June 17, 1997 (date of inception) to October 31, 2002               22

Notes to Consolidated Financial Statements                          23

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and stockholders of Meier Worldwide Intermedia Inc.
and subsidiary:

We have audited the accompanying consolidated balance sheet of Meier Worldwide
Intermedia Inc. and subsidiary (collectively the "Company"), a development stage enterprise, as of October 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company, as of and for the year ended October 31, 2001 and for the period June 17, 1997 (date of inception) to October 31, 2001, were audited by other auditors whose report, dated February 28, 2002, expressed an unqualified on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the
Company as of October 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the consolidated financial statements, the Company is in the development stage, has suffered recurring losses from operations, has various contingent liabilities (both recorded and otherwise), a stockholders' deficit, and requirements for a significant amount of capital financing to proceed with its business plan. These factors, among others, raise substantial doubt about the
Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 5, 2003

ANDERSEN ANDERSEN & STRONG LC
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

Board of Directors
Meier Worldwide Intermedia Inc. and Subsidiaries
Vancouver, B.C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying  consolidated  balance sheet of Meier Worldwide
Intermedia  Inc. and  subsidiaries,  (development  stage company) at October 31,
2001  and  the  related  consolidated   statement  of  operations,   changes  in
stockholders' equity, and cash flows for the year ended October 31, 2001 and the period June 17, 1997 (date of  inception) to October 31, 2001.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion the consolidated  financial  statements referred to above present fairly,  in all material  respects,  the financial  position of Meier  Worldwide
Intermedia  Inc.  and  Subsidiaries  at October  31,  2001,  and the  results of operations  and cash flows for the years  ended  October 31, 2001 and the period
June 17,  1997 (date of  inception)  to October 31,  2001,  in  conformity  with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have been  prepared  assuming that the
Company  will  continue as a going  concern.  The Company  will need  additional working capital to service its debt and for its planned  activity,  which raises substantial doubt about its ability to continue as a going concern. Management's plans in  regard to these  matters  are  described  in Note B.  These  financial statements do not include any adjustments  that might result from the outcome of this uncertainty.

February 28, 2002
Salt Lake City, Utah           /s/ Andersen Andersen & Strong LC

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2002
________________________________________________________________________________

ASSETS

CURRENT ASSETS
  Cash                                                     $         -
                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Note payable and accrued interest - in default           $    38,720
  Accounts payable                                              64,512
  Related party advances                                        24,309
     Total current liabilities                                 127,541

STOCKHOLDERS' DEFICIT
Common stock $0.20 par value, 200,000,000
  shares authorized; 617,763 issued and outstanding            123,553
Additional paid-in capital                                   1,457,658
Deficit accumulated during the development stage            (1,708,752)
     Total stockholders' deficit                              (127,541)

                                                           $         -
                                                           ============
________________________________________________________________________________

See notes to consolidated financial statements.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

____________________________________________________________________________________________

                                                                             For the period
                                                                              June 17, 1997
                                             For the           For the          (date of
                                           year ended        year ended       inception) to
                                        October 31, 2002  October 31, 2001   October 31, 2002

REVENUES                                 $         -        $         -        $   773,600

OPERATING EXPENSES:
  General and administrative                  36,315              4,838          2,220,030
  Interest                                     1,152              1,910             17,563
     Total operating expenses                 37,467              6,748          2,237,593

LOSS FROM OPERATIONS                         (37,467)            (6,748)        (1,463,993)

OTHER INCOME (EXPENSE):
  Gain on transfer of subsidiaries to
     related party                                 -                  -            125,023
  Loss on disposal of assets                       -                  -           (369,782)
      Total other income (expense)                 -                  -           (244,759)

NET LOSS                                 $   (37,467)       $    (6,748)       $(1,708,752)
                                         ============       ============       ============

NET LOSS PER COMMON SHARE

  Basic and diluted                      $      (.06)       $      (.01)
                                         ============       ============

Shares used in computing net loss per
    share - Basic and diluted                617,763            617,763
                                         ============       ============

____________________________________________________________________________________________

See notes to consolidated financial statements.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
_____________________________________________________________________________________________________________________

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                                         During the
                                                              Common Stock            Additional         Development
                                                         Shares           Amount    Paid-In Capital        Stage

Balance, June 17, 1997 (date of inception)                    -         $        -     $         -        $         -

Issuance of common stock for services at $0.02 per
  share June 30, 1997                                   180,000             36,000         (32,400)                 -

Issuance of common stock for cash at $0.02 per
  share June 30, 1997                                   300,000             60,000         (54,000)                 -

Issuance of common stock for services at $1.22
  per share July 30, 1997                                20,000              4,000          20,409                  -

Issuance of common stock for cash at $10.00 per
  share October 1997                                      5,268              1,054          51,629                  -

Issuance of common stock for cash at $20.00 per
  share October 1997                                      7,081              1,416         140,209                  -

Issuance of common stock for services at $20.00
  per share October 1997                                  3,078                616          60,935                  -

Net loss for the period June 17, 1997 to
  October 31, 1997                                            -                  -               -            (93,393)

Balance, October 31, 1997                               515,427            103,086         186,782            (93,393)

Issuance of common stock for cash at $10.00 per
  share December 1997                                    19,732              3,946         193,371                  -

Issuance of common stock for cash at $20.00 per
  share net of issuance expenses December 1997            8,466              1,693         162,598                  -

Issuance of common stock for services at $20.00
  per share December 31, 1997                               202                 40           4,002                  -

Issuance of common stock for cash at $20.00 per
  share October 31, 1998                                 11,767              2,354         232,983                  -

Issuance of common stock for services at $20.00
  per share October 31, 1998                             17,772              3,554         364,946                  -

Net loss for the year ended October 31, 1998                  -                  -               -         (1,462,471)

Balance, October 31, 1998                               573,366            114,673       1,144,682         (1,555,864)

(Continued)

(Continued)

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
_____________________________________________________________________________________________________________________

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                                         During the
                                                              Common Stock            Additional         Development
                                                         Shares           Amount    Paid-In Capital        Stage

Issuance of common stock for cash at $20.00 per
  share November and December 1998                        4,078                816          80,744                  -

Issuance of common stock for services at $20.00
  per share January 21, 1999                                600                120          11,880                  -

Issuance of common stock for services at $5.00 per
  share May 18, 1999                                     10,000              2,000          48,000                  -

Issuance of common stock for services at $6.20
  per share July 9, 1999                                  5,000              1,000          30,000                  -

Issuance of common stock for payment of debt at
  $4.00 per share                                        24,719              4,944          93,932                  -

Contribution to capital - expenses                            -                  -           8,400                  -

Net loss for the year ended October 31, 1999                  -                  -               -            (77,713)

Balance, October 31, 1999                               617,763            123,553       1,417,638         (1,633,577)

Contribution to - capital expenses                            -                  -          10,000                  -

Net loss for the year ended October 31, 2000                  -                  -               -            (30,960)

Balance, October 31, 2000                               617,763            123,553       1,427,638         (1,664,537)

Net loss for the year ended October 31, 2001                  -                  -               -             (6,748)

Balance, October 31, 2001                               617,763            123,553       1,427,638         (1,671,285)

Contribution of services                                      -                  -          25,000                  -

Contribution to capital - expenses                            -                  -           4,296                  -

Forgiveness of related party payable                          -                  -             724                  -

Net loss for the year ended October 31, 2002                  -                  -               -            (37,467)

Balance, October 31, 2002                               617,763         $  123,553     $ 1,457,658        $(1,708,752)
                                                       ========         ===========    ============       ============

_____________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

_________________________________________________________________________________________________________

                                                                                       For the period
                                                                                       June 17, 1997
                                                      For the year     For the year  (date of inception)
                                                      ended October   ended October    to October 31,
                                                        31, 2002         31, 2001          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (37,467)      $  (6,748)      $ (1,708,752)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Compensation for services and expenses
      contributed by shareholders                         29,296               -             48,420
    Stock based compensation and consulting                    -               -            653,978
  Increase in accounts and interest payable                8,171           6,748             75,835

  Net Cash Used in Operating Activities                        -               -           (930,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under notes payable                 -               -             27,397
  Advances from stockholders                                   -               -             24,309
  Proceeds from issuance of common stock                       -               -            878,813

CASH PROVIDED BY FINANCING ACTIVITIES                          -               -            930,519

NET INCREASE (DECREASE) IN CASH                                -               -                  -

CASH AT BEGINNING OF PERIOD                                    -               -                  -

CASH AT END OF PERIOD                                 $        -       $       -       $          -
                                                      ===========      ==========      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                       $        -       $       -       $      6,240
                                                      ===========      ==========      =============

  Income taxes paid                                   $        -       $       -       $          -
                                                      ===========      ==========      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - During
the year ended October 31, 1999, we issued 24,719 shares of our common stock as consideration for satisfaction of $98,876 of accrued expenses.

_________________________________________________________________________________________________________

See notes to consolidated financial statements.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Meier Worldwide Intermedia, Inc., was incorporated under the laws of the State of Nevada, USA, on June 17, 1997 for the purpose of leasing sound studio space to the entertainment industry and the Internet, and subsequently changed its business purpose to engage in film production and multi-media interactive technology.

Since our inception we have organized and acquired stock in various subsidiaries, which were organized for the purpose of movie production. With the exception of Meier Entertainment Security, Inc., all subsidiaries have been transferred to a related party. Meier Entertainment Security, Inc. currently has no operations, and subsequent to October 31, 2002, has also been transferred to a related party. The accompanying consolidated financial statements include the accounts of Meier Worldwide Intermedia Inc. and Subsidiary (collectively referred to as "we", "us", "our"). All significant intercompany balances have been eliminated in consolidation.

On October 1, 2002, our stockholders voted to reverse split our issued and outstanding common stock on a 1 for 20 shares outstanding basis. All references to the number of shares and par value in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split as though such changes had been completed as of June 17,1997 (date of inception).

Because we have not yet generated significant revenues and/or commenced our planned principal operations we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly,
some of our accounting policies and procedures have not yet been established.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include our estimate of expenses and related liabilities arising from certain contingent liabilities discussed at Note G. It is at least reasonably possible that our estimates could change in the near term with respect to this matter.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109,
deferred taxes are

recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.
Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Comprehensive Income

We have adopted Financial Accounting Standards Statement No. 130 "Reporting
Comprehensive Income" ("SFAS 130") which establishes rules for the reporting of comprehensive income and its components within the financial statements. The adoption of this standard had no impact on our stockholders' deficit at October
31, 2002.

Foreign Currency Translation

Part of our transactions have been completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. If a completed transaction has a balance sheet date between a later settlement date, resulting in a gain or loss, the amount is reported in the current period income statement. The functional currency is considered to be US dollars.

Investments

We currently hold 20% ownership interests in several entities that are effectively dormant and have no value. As a result, we have not recorded an investment balance and/or any equity pick up relating to such entities in the accompanying consolidated financial statements.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our financial statements.

Net Loss Per Common Share

We compute loss per share in accordance with Financial Accounting Standards
Statement No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting
Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Because common equivalent shares outstanding are anti-dilutive, they have been ignored in our calculations. Accordingly, basic and diluted net loss per common share, are identical for both of the years ended October 31, 2002 and 2001.

Reclassifications

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE B- GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations and have a stockholders' deficit of approximately $127,600 at
October 31, 2002. We are also involved in certain litigation that could adversely impact our results of operations and cash flow if we are unable to prevail in such matters. Finally, we will require a significant amount of capital to proceed with our business plan. Accordingly, our ability to continue as a going concern is ultimately dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or to pay any adverse judgments that may arise from the contingencies discussed at
Note G. Our plans will include attempts to raise public and/or private equity or debt financing. However, there is no assurance that we will be successful in attracting the necessary capital and/or if such capital will be offered on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

Assuming our net operating loss carryforwards are not disallowed by United
States and Canadian taxing authorities because of our failure to file certain corporate income tax returns, as of October 31 2002 we have net operating loss carryforwards of approximately $950,000 for income tax purposes. The net operating loss carryforwards expire in various years through October 31, 2009 for Canadian reporting and October 31, 2022 for United States reporting.
Assuming an effective rate of 34%, the deferred income tax asset arising from theses net operating losses would approximate $323,000, however such asset is not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such asset (as it's realization did not meet the required asset recognition standard established by
SFAS 109).

Temporary differences arise primarily from certain liabilities that are not deductible for income tax purposes until they are paid. In addition, stock based expenses of approximately $654,000 are considered to be a permanent difference between book and tax reporting.

NOTE D - EQUITY TRANSACTIONS

During 1998 and 1999 our board of directors authorized us to issue stock options to related parties. The options were granted at exercise prices from $0.75 -
$1.00 per share, and expire five years after the grant date. The options vested immediately. The status of our stock options are summarized below:

                                                           Weighted
                                         Number of         Average
                                          Shares       Exercise Price

Outstanding at October 31, 2000           90,000          $    18 .06
Granted                                        -                    -
Exercised                                      -                    -
Canceled                                       -                    -
Outstanding at October 31, 2001           90,000               18 .06
Granted                                        -                    -
Exercised                                      -                    -
Canceled                                       -                    -
Outstanding at October 31, 2002           90,000          $    18 .06
                                         ========         ============

Options exercisable at-
   October  31, 2002                      90,000          $    18 .06
                                         ========         ============

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". With respect to stock options granted during 1999 and
1998, market value approximated exercise price resulting in no stock compensation expense.

Because all options are currently exercisable in 2002 and 2001, there would be no difference between our net loss and pro forma net loss per share, had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards in accordance with SFAS No. 123,
"Accounting for Stock-Based Compensation".

NOTE E- NOTE PAYABLE

On August 15, 1997, we received a loan of $27,397 from a non-related party. A legal action was started for collection of the amount due and a consent judgment was given whereby we agreed to make monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting
October 1, 1999. No payments were made during the year ended October 31, 2002, and the note, and related accrued interest payable remain in default.

NOTE F- OTHER RELATED PARTY TRANSACTIONS

On November 1, 1998 we discontinued the operations of certain subsidiaries and transferred all of the common stock to an officer of our Company. The transfer resulted in a net gain of approximately $125,000. The subsidiaries which were disposed of are as follows:

        o G.G. Studios Inc. - incorporated October 6, 1997
        o Meier Worldwide Intermedia Inc. (Cdn) - incorporated November 28, 1996
        o Meier Studios Inc. - incorporated August 25, 1997
        o Meier Studios (Lake City) Inc. - incorporated December 18, 1997
        o Meier Studios (B.B.) Inc. - incorporated March 26, 1998.

In addition, there were certain other subsidiaries that were transferred to an officer of our Company, with no gain or loss resulting.

Certain related parties periodically advance funds to us. These advances, which are reflected as related party advances in the accompanying consolidated balance sheet, are unsecured, non-interest bearing and due on demand.

In 1997, we received the rights to produce a movie on the life of John Meier
(our President's father) from an entity owned by our President. No consideration for these rights was issued and accordingly, these rights were recorded at no value.

During October 1997 we entered into management agreements with officers providing for the payment of monthly management fees of $5,000 plus expenses.
The fees due through September 1999 were satisfied by the issuance of our common stock, and the agreement was canceled.

We recognized $25,000 of non-cash compensation during the year ended December
31, 2002. We believe this amount represents the fair value of services provided to us by our directors during this year. In addition, we recognized $4,296 of rent expense paid by one of our directors on our behalf. Because these expenses will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital in the accompanying consolidated balance sheet.

NOTE G - COMMITMENTS AND CONTINGENCIES

We are involved in certain litigation in which various plaintiffs have alleged damages in excess of $549,000. We have recorded approximately $41,435 of this amount in accounts payable in the accompanying consolidated financial statement, which amount represents our best estimate of the liability we are required to record in accordance with accounting principles generally accepted in the United
States of America. In our opinion, the remaining litigation will not result in a material loss to us.

During the year ended October 31, 2002, we agreed to issue 25,000 shares of our common stock to our attorney as consideration for future legal services. We anticipate that these services will relate to SEC reporting and potential acquisition issues. Because the services had not been provided as of December
31, 2002, no expenses and/or accrued expenses have been recorded in the accompanying consolidated financial statements under this agreement.

________________________________________________________________________________

Item 8. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure.

The registrant has engaged Kingery Crouse & Hohl, P.A. as its principal accountant to replace its former principal accountant, Andersen Andersen &
Strong LC ("AA&S"). The former accountant was dismissed on March 6, 2003. The decision to change accountants was approved by the Board of Directors of the registrant.

        During the Registrant's most recent two fiscal years and during any subsequent interim periods preceding the date of termination, the Company has had no disagreements with AA&S on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

        No accountant's report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except such reports did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition,
AA&S did not advise the Company with regard to any of the following:

1.   That internal controls necessary to develop reliable financial statements did not exist; or
2.   That information has come to the attention of AA&S, which made them unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or
3.   That the scope of the audit should be expanded significantly, or information has come to the accountant's attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant's satisfaction prior to its resignation or dismissal; and
     AA&S has been provided with a copy of this disclosure and has furnished a letter to the Company, addressed to the SEC, stating whether they agree with the statements made herein or the stating the reasons in which they do not agree. The letter from AA&S is filed herewith.

     During  the  most recent two fiscal years and during any subsequent interim periods  preceding  the  date  of  engagement,  the registrant has not consulted
Kingery, Crouse & Hohl, P.A. regarding any matter requiring disclosure under
Regulation  S-K,  Item  304(a)(2).

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

                                                     Term as Director
Name                       Positions Held                Expires

James Meier                President/CEO/
                           Secretary/Treasurer
                           Director                        2003
Harry Evans                Vice President/Director         2003

James Meier, 31, the Company's founder, has been President and Director since its inception. James Meier was also the founder and president of Meier
Entertainment Group Inc. From 1997 to the present, he has been managing the
Company. From 1990 to 1995 he served as a systems analyst with the Canadian
Imperial Bank of Commerce in Vancouver. Mr. Meier has been a director of the
British Columbia Motion Picture Association from 1996 to 1999, and is a voting member of the Academy of Canadian Cinema and Television.

Harry K. Evans, 65, was appointed Executive Vice President and Director in
January 1998. He serves as United States and international liaison/consultant for the company in Los Angeles. From 1990 through 1995 he was Chief Executive
Officer of the American Society of Cinematographers and an executive with the
Directors Guild of America for 15 years ending in 1998 and the International
Photographers Guild of Hollywood. Since February 1995 Mr. Evans has also served as executive vice president of Meier Entertainment Group Inc. From 1993 through
1995 he was a labor relations consultant, primarily for the Union of British
Columbia Performers.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the
Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the
Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial
Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5
(Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from November 1, 2001 through October 31, 2002, directors, executive officers and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them.

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

Name and               Total Amount
Address Of            of Beneficial      Common           Stock       Percent
Beneficial Owner        Ownership        Stock           Options      of Class

Meier Entertainment      177,500     177,500 (1,2)       0         28.7%
Group Inc.
101 - 1001 West
Broadway, Vancouver
BC, V6H 4E4 Canada

All officers and
directors as
A group [2 persons]      177,500     177,500 (1,2)       0         28.7%

    As of December 31, 2002, there were 617,000 shares outstanding.  Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

1   On June 30, 1997, the Company issued 175,000 common shares to Meier
    Entertainment Group Inc., of which James Meier is president and controlling stockholder.
2   On June 30, 1997, the Company transferred 5,000 of its common shares to
    Carrie Hunter in recognition of Ms. Hunter's agreement to serve as a director and officer of the Company.  The 5,000 shares were restricted preventing Ms. Hunter from selling the shares for a period of one year from the date of issue.  Ms. Hunter subsequently transferred 2,500 of her shares to Meier Entertainment Group Inc. and later sold the remaining 2,500 shares.

*   Meier Entertainment Group Inc. is wholly owned by James Meier.

Item 12. Certain Relationships and Related Transactions.

Outlined in the following are transactions with related parties which includes the president-director and the secretary treasurer-director and their families:

        o   Acquisition of 29% of the outstanding stock of the Company by the issuance of 177,500 common shares, adjusted for split, from the inception of the Company.
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
        o   Contributions to capital by the payment of expenses of $22,696.
        o   During October 1997 the Company entered into management agreements with officers providing for the payment of monthly management fees of $5,000 plus expenses. The accrued and payable fees due through
            September 1999 were paid by the issuance of common capital stock of the Company and the agreement was canceled.
        o   Contributions to capital of services of $25,000 during the year ended
            October 31, 2002.

Item 13. Exhibits and Reports on Form 8-K.

(a)      List of documents filed as part of this Report:

         None

(b)      Exhibits:

         The following exhibits listed are filed as part of this Report:

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Meier
         99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Evans

Item 14. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our
Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title                                Name              Date               Signature

Principal Executive Officer        James Meier      March 10, 2003      /s/ James Meier

Principal Accounting               James Meier      March 10, 2003      /s/ James Meier
Officer

Principal Financial Officer        James Meier      March 10, 2003      /s/ James Meier

Pursuant to the requirements of the Securities Act of 1933, this Registration
Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE               NAME              TITLE          DATE

/s/ James Meier      James Meier         Director        March 10, 2003

/s/ Harry Evans      Harry Evans         Director        March 10, 2003

CERTIFICATIONS

I, James Meier, certify that:

1.  I have reviewed this annual report on Form 10KSB of Meier Worldwide Intermedia;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report.

4.  I and the issuer's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

        (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of February 1, 2003 ("Evaluation Date"); and

        (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
    Evaluation Date;

5.  I and the issuer's other certifying officers have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6.  I and the issuer's other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003

/s/ James Meier
    James Meier
    Chief Financial Officer and CEO

