Form 10QSB
period 2003-01-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2003-05-20
CIK 1061316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended January 31, 2003

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____
    ____________ to ____________ .

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2003

                                     617,763

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                Meier Worldwide Intermedia Inc. and Subsidiaries
                        (A Development Stage Enterprises)

                              INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (unaudited):

            Consolidated Balance Sheets as of January 31, 2003...................4

            Consolidated Statements of Operations for the three-months ended January 31, 2003 and 2002, and the period June 17,
             1997 (date of inception) to January 31, 2003........................5

            Consolidated Statements of Cash Flows for the three-months ended January 31, 2003 and 2002, and the period June 17, 1997
             (date of inception) to January 31, 2003.............................6

            Notes to Consolidated Financial Statements...........................7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................9

Item 3.     Controls and Procedures..............................................10

PART II.    OTHER INFORMATION

Signatures                                                                       12

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

                         Meier Worldwide Intermedia Inc.
                       (A Developmental Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

________________________________________________________________________________

       ASSETS

       CURRENT ASSETS

           Cash                                              $         -
                                                             ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

       CURRENT LIABILITIES:
           Note payable and accrued interest - in default    $    39,170
           Accounts payable                                       64,512
           Related party advances                                 24,309
                  Total current liabilities                      127,991

       STOCKHOLDERS' DEFICIT
       Common stock $0.20 par value, 200,000,000 shares
          authorized; 617,763 issued and outstanding             123,553
       Additional paid-in capital                              1,465,008
       Deficit accumulated during the development stage       (1,716,552)
                  Total stockholders' deficit                   (127,991)

                                                             $         -
                                                             ============
________________________________________________________________________________

 See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
_____________________________________________________________________________________________________________

                                                        For the           For the          For the Period
                                                     three-Months      Three-Months      June 17, 1997 (date
                                                        Ended              Ended          of inception) to
                                                  January 31, 2003    January 31, 2002    January 31, 2003

REVENUES                                             $         -       $         -          $     773,600

EXPENSES:
Operating and administrative                               7,350                 -              2,227,380
Interest                                                     450               279                 18,013
     Total operating expenses                              7,800               279              2,245,393

LOSS FROM OPERATIONS                                      (7,800)             (279)            (1,471,793)

OTHER INCOME (EXPENSE):
Gain on transfer of subsidiaries to related party              -                 -                125,023
Loss on lease option                                           -                 -               (369,782)

     Total other income (expense) - net                        -                 -               (244,759)

NET LOSS                                             $    (7,800)      $      (279)         $  (1,716,552)
                                                     ============      ============         ==============

NET LOSS PER SHARE - Basic                           $     (0.01)      $     (0.00)
                                                     ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and
Diluted                                                  617,763           617,763
                                                     ============      ============

____________________________________________________________________________________________________________________

See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

___________________________________________________________________________________________________________________________________

                                                                                           For the Period
                                                     For the Three-     For the Three-   June 17, 1997 (date
                                                     Months Ended       Months Ended      of inception) to
                                                     January 31,2003   January 31, 2002   January 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $    (7,800)      $     (279)        $   (1,716,552)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
         Compensation for services and expenses
              contributed by shareholders                   7,350                -                 55,770
         Stock based compensation and consulting                -                -                653,978
         Increase in accounts and interest payable            450              279                 76,285
NET CASH USED IN OPERATING ACTIVITIES                           -                -               (930,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under notes payable                 -                -                 27,397
   Advances from stockholders                                   -                -                 24,309
   Proceeds from issuance of common stock                       -                -                878,813
CASH PROVIDED BY FINANCING ACTIVITIES                           -                -                930,519

NET CHANGE  IN CASH AND CASH
   EQUIVALENTS                                                  -                -                      -

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                    -                -                      -

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                             $         -       $        -         $            -
                                                      ============      ===========        ===============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Income taxes paid                                     $         -       $        -         $            -
                                                      ============      ===========        ===============

Interest paid                                         $         -       $        -         $            -
                                                      ============      ===========        ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - During
the year ended October 31, 1999, we issued 24,719 shares of our common stock as consideration for satisfaction of $98,876 of accrued expenses.

___________________________________________________________________________________________________________________________________

See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A - ORGANIZATION AND DESCRIPTION OF BUSINESS

MeierWorldwide Intermedia, Inc., was incorporated under the laws of the State of
Nevada, USA, on June 17, 1997 for the purpose of leasing sound studio space to the entertainment industry and the Internet, and subsequently changed its business purpose to engage in film production and multi-media interactive technology.

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

Basis of  Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended October 31, 2002 contained in our Form 10-KSB.

B - GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations and have a stockholders' deficit of approximately $128,000 at
January 31, 2003. We are also involved in certain litigation that could adversely impact our results of operations and cash flow if we are unable to prevail in such matters. Finally, we will require a significant amount of capital to proceed with our business plan. Accordingly, our ability to continue as a going concern is ultimately dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or to pay any adverse judgments that may arise from various lawsuits. Our plans will include attempts to raise public and/or private equity or debt financing.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of January 31, 2003 and statements of operations for the three months ended January 31, 2003 and 2002 included with this Form 10-QSB.

Plan of Operation

In the future, the Company will seek to establish its business of film production, as well as provide financing for production of its movie on the life of John Meier. The Company also intends to devote additional resources to development of its Internet and multi-media video technology business. As of
May 1, 2003, the Company does not have adequate resources to cover ongoing operations, and has no assets. The Company is considered to be in the development stage, and is continuing to going through a transitional stage of establishing an infrastructure and focus for future development.

Results of Operations

The Company does not have any results from continuing operations.

Movie Production

The Company plans to produce a movie based on John Meier's life experiences.
The Company has not yet determined the funding required for production of this movie, neither is there a script for it. The Company will seek to raise the necessary monies from investors or by joint venture with one or more established producers. The Company has not yet determined which established producer it might seek to joint venture with. It is not anticipated that production will commence until sometime in late 2003. There can be no assurance that such financing will be available, or if available, that it would be offered on terms deemed acceptable to management. In the event the Company is successful in arranging such financing, it is contemplated that producing and distributing such movie could take as long as 12 months from the time the script is completed.

Liquidity and Capital Resources

From November 1, 2001 to January 31, 2003, the Company did not generate any net cash inflows or outflows of from operating activities.

Management anticipates that the Company will need US$60,000 in working capital during the next 12 months in order to maintain daily operations. James Meier has agreed to fund the Company when needed in consideration for restricted stock issued at market price.

As of January 31, 2003, the Company had no assets and liabilities of approximately US$128,000. A portion of these liabilities totaling US$24,309 is owed by the Company to James Meier. There is no note. The debt is payable upon demand for no interest. Management anticipates settling current outstanding debt with existing creditors by issuing shares for debt.

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

ITEM 3 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief
Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II

Item 1. Legal Proceedings.

As of May 1, 2003 the following lawsuits and claims have been made against the
Company and/or subsidiaries of the Company:

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

                                       10

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
Mr. McGowan loaned CDN$40,000 (US$26,890.75) without specific terms as to interest and repayment to the Company on August 15, 1997. Mr. McGowan requested that the loan be repaid and when the Company did not comply, he commenced the above action. Prior to filing a statement of defense, the Company agreed to a consent judgment of CDN$43,552.49 (US$29,278.98) as at September 1, 1999, to
make monthly payments of CDN$1,000.00 (US$672.26) commencing on October 1, 1999, to pay interest at 1% above the HSBC Canada Bank prime rate and to pay the balance on October 1, 2000. The loan and related accrued interest through
January 31, 2003 is included in "Note payable and accrued interest in default"
in the accompanying financial statements.

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

                                       11

Item 2.  Changes in Securities.

Sales of Unregistered Securities

NONE

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

99.1     Sarbanes-Oxley Act Exhibit

(b)      Reports on Form 8-K.

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meier Worldwide Intermedia Inc.

By:/s/ James Meier
     James Meier, President, CEO and Chief Accounting Officer

Date: May 1, 2003

                                       12

CERTIFICATIONS

I, James Meier, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Meier Worldwide
         Intermedia Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4.       I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

             (i)    Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
             (ii)   Evaluated the effectiveness of the issuer's disclosure controls and procedures as of February 1, 2003; and
             (iii)  Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.       I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

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

6.       I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 1, 2003

/s/ James Meier
---------------
    James Meier
    President, CEO and Chief Accounting Officer

                                       13