Form 10QSB
period 2003-04-30
MEIER WORLDWIDE INTERMEDIA INC
filed 2003-06-19
CIK 1061316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                  For the quarterly period ended April 30, 2003

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 1, 2003

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

        Consolidated Balance Sheet as of April 30, 2003........................4

        Consolidated Statements of Operations for the three and six months ended April 30, 2003 and 2002, and the period June 17, 1997 (date of inception) to April 30, 2003........................................5

        Consolidated Statements of Cash Flows for the three-months ended
        April 30, 2003 and 2002, and the period June 17, 1997 (date of inception) to April 30, 2003...........................................6

        Notes to Consolidated Financial Statements.............................7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................9

Item 3. Controls and Procedures...............................................10

PART II.OTHER INFORMATION

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

                         Meier Worldwide Intermedia Inc.
                       (A Developmental Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET
________________________________________________________________________________

ASSETS

CURRENT ASSETS-
   Cash                                                      $         -
                                                             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Note payable and accrued interest - in default            $    39,494
   Accounts payable                                               52,644
   Related party advances                                         45,318
     Total current liabilities                                   137,456

STOCKHOLDERS' DEFICIT:
   Common stock $0.20 par value, 200,000,000 shares
    authorized; 617,763 issued and outstanding                   123,553
   Additional paid-in capital                                  1,472,357
   Deficit accumulated during the development stage           (1,733,366)
     Total stockholders' deficit                                (137,456)

                                                             $         -
                                                             ============
________________________________________________________________________________

See accompanying notes.

                        Meier Worldwide Intermedia, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

_____________________________________________________________________________________________________________

                                             For the      For the     For the      For the     For the Period
                                           Six-Months  Six-Months  Three-Months  Three-Months  June 17, 1997
                                              Ended       Ended        Ended        Ended         (date of
                                            April 30,   April 30,    April 30,    April 30,     inception) to
                                               2003        2002        2003         2002       April 30, 2003

REVENUES                                  $        -     $      -    $      -    $      -      $    773,600

EXPENSES:
Operating and administrative                  23,841            -      16,491           -         2,243,871
Interest                                         773          543         323         264            18,336
     Total operating expenses                 24,614          543      16,814         264         2,262,207

LOSS FROM OPERATIONS                         (24,614)        (543)    (16,814)       (264)       (1,488,607)

OTHER INCOME (EXPENSE):
Gain on transfer of subsidiaries to
  related party                                    -            -           -           -           125,023
Loss on lease option                               -            -           -           -          (369,782)

     Total other income (expense) - net            -            -           -           -          (244,759)

NET LOSS                                  $  (24,614)    $   (543)   $(16,814)   $   (264)     $ (1,733,366)
                                          ===========    =========   =========   =========     =============

NET LOSS PER SHARE - Basic                $    (0.04)    $  (0.00)   $   (.03)   $  (0.00)
                                          ===========    =========   =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING  -
Basic and Diluted                            617,763      617,763     617,763     617,763
                                          ===========    =========   =========   =========

_____________________________________________________________________________________________________________

See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
_______________________________________________________________________________________________

                                                                                  For the Period
                                                   For the Six-    For the Six-  June 17, 1997 (date
                                                   Months Ended    Months Ended   of inception) to
                                                  April 30,2003   April 30, 2002   April 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $ (24,614)     $    (543)     $ (1,733,366)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Compensation for services and expenses
    contributed by shareholders                        14,700              -            63,120
   Stock based compensation and consulting                  -              -           653,978
   Increase in accounts and interest payable            9,914            543            85,749
NET CASH USED IN OPERATING ACTIVITIES                       -              -          (930,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings under notes payable               -              -            27,397
 Advances from stockholders                                 -              -            24,309
 Proceeds from issuance of common stock                     -              -           878,813
CASH PROVIDED BY FINANCING ACTIVITIES                       -              -           930,519

NET CHANGE  IN CASH AND CASH
 EQUIVALENTS                                                -              -                 -

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                                  -              -                 -

CASH AND CASH EQUIVALENTS, END OF
 PERIOD                                             $       -      $       -      $          -
                                                    ==========     ==========     =============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

Income taxes paid                                   $       -      $       -      $          -
                                                    ==========     ==========     =============

Interest paid                                       $       -      $       -      $          -
                                                    ==========     ==========     =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - During
the year ended October 31, 1999, we issued 24,719 shares of our common stock as consideration for satisfaction of $98,876 of accrued expenses.
_______________________________________________________________________________________________

See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
________________________________________________________________________________

A - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

B - GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations and have a stockholders' deficit of approximately $138,000 at
April 30, 2003. We are also involved in certain litigation that could adversely impact our results of operations and cash flow if we are unable to prevail in such matters. Finally, we will require a significant amount of capital to proceed with our business plan. Accordingly, our ability to continue as a going concern is ultimately dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or to pay any adverse judgments that may arise from various lawsuits. Our plans will include attempts to raise public and/or private equity or debt financing. However, there is no assurance that we will be successful in attracting the necessary capital and/or if such capital will be offered on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of April 30, 2003 and statements of operations for the three and six months ended April 30, 2003 and 2002 included with this Form 10-QSB.

Plan of Operation

In the future, the Company will seek to establish its business of film production, as well as provide financing for production of its movie on the life of John Meier. The Company also intends to devote additional resources to development of its Internet and multi-media video technology business. As of
June 1, 2003, the Company does not have adequate resources to cover ongoing operations, and has no assets. The Company is considered to be in the development stage, and is continuing to going through a transitional stage of establishing an infrastructure and focus for future development.

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

Liquidity and Capital Resources

From November 1, 2001 to April 31, 2003, the Company did not generate any net cash inflows or outflows of from operating activities.

Management anticipates that the Company will need US$60,000 in working capital during the next 12 months in order to maintain daily operations. James Meier has agreed to fund the Company when needed in consideration for restricted stock issued at market price.

As of April 30, 2003, the Company had no assets and liabilities of approximately
US$138,000. A portion of these liabilities totaling US$24,309 is owed by the
Company to James Meier. There is no note. The debt is payable upon demand for no interest. Management anticipates settling current outstanding debt with existing creditors by issuing shares for debt.

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

PART II

Item 1. Legal Proceedings.

As of June 1, 2003 the following lawsuits and claims have been made against the
Company and/or subsidiaries of the Company:

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

                                       10

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

Date: June 19, 2003

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
        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 1, 2003; and
        (iii)Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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
            and
        (ii)Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 19, 2003

/s/ James Meier
    James Meier
    President, CEO and Chief Accounting Officer

                                       13