Form 10QSB
period 2003-07-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2003-10-24
CIK 1061316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                  For the quarterly period ended July 31, 2003

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to ____________ .

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 1, 2003

                                   17,408,244

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                Meier Worldwide Intermedia Inc. and Subsidiaries
                        (A Development Stage Enterprises)

                              INDEX TO FORM 10-QSB

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited):

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................... 10

Item 3.   Controls and Procedures............................................. 12

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

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

                 CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2003
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash                                                                $     2,348
Due from affiliate                                                        2,445
Prepaid expenses and other current assets                                 9,500
      Total current assets                                               14,293

TOTAL                                                               $    14,293
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                            $    56,325
Accounts payable - related party                                         24,322
Advance from shareholder                                                 15,000
Notes payable and accrued interest in default                            39,833
      Total current liabilities                                         135,480

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.001, 200,000,000 shares authorized;
   17,408,244 shares issued and outstanding                              17,408
Additional paid-in capital                                              640,986
Stock subscription receivable                                            (2,500)
Deferred stock compensation                                            (110,200)
Deficit accumulated during the development stage                       (666,881)
     Total stockholders' deficit                                       (121,187)

TOTAL                                                               $    14,293
                                                                    ============

________________________________________________________________________________

See notes to consolidated financial statements.

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
_______________________________________________________________________________________________________

                                      For the
                                       Three         For the         For the Period     For the Period
                                       Months          Nine           May 10, 2002       May 10, 2002
                                       Ended          Months            (date of           (date of
                                      July 31,        Ended         incorporation) to  incorporation) to
                                        2003      July 31, 2003       July 31, 2002      July 31, 2003

REVENUES                            $        -     $         -       $         -         $         -

OPERATING EXPENSES:
Professional and consulting fees         6,100          31,450                 -              31,450
Non-cash compensation                   37,300         609,850             2,400             614,650
Other                                   19,404          20,725                29              20,781
     Total operating expenses           62,804         662,025             2,429             666,881

NET LOSS                            $  (62,804)    $  (662,025)      $    (2,429)        $  (666,881)
                                    ===========    ============      ============        ============

NET LOSS PER COMMON SHARE

Basic and diluted                   $    (0.00)    $     (0.04)      $     (0.00)
                                    ===========    ============      ============

Shares used in computing net
 loss per share - Basic and
 diluted                            17,255,000      17,107,000        10,000,000
                                    ===========    ============      ============
_______________________________________________________________________________________________________

See notes to consolidated financial statements.

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
____________________________________________________________________________________________________________________________________

                                                                                                          Deficit
                                                                                                        accumulated
                                                                Additional     Stock        Deferred     during the
                                              Common Stock       Paid in    Subscription      Stock     Development
                                           Shares      Amount    Capital     Receivable   Compensation     stage              Total

BALANCES, MAY 10, 2002                            -  $      -   $        -    $        -    $        -    $        -      $        -

Common stock issued to founders at
inception                                10,000,000    10,000       (9,000)            -             -             -           1,000

Services and office space contributed
by shareholder                                    -         -        4,800             -             -             -           4,800

Net loss                                          -         -            -             -             -        (4,856)         (4,856)

BALANCES, OCTOBER 31, 2002               10,000,000    10,000       (4,200)            -             -        (4,856)            944

Common stock issuances for services
and office space:
   at $0.10 per share in January, 2003    6,325,500     6,325      626,225             -      (120,000)            -         512,550
   at $0.35 per share in June, 2003         250,000       250       87,250             -       (87,500)            -               -

Common stock issued for cash:
   at $0.25 per share in 2003               150,000       150       37,350        (2,500)            -             -          35,000
   at $0.50 per share in 2003                65,000        65       32,435             -             -             -          32,500

Common stock issued June 26, 2003 for
   acquisition (see Note A)                 617,744       618     (138,074)            -             -             -        (137,456)

Amortization of deferred stock
compensation                                      -         -            -             -        97,300             -          97,300

Net loss                                          -         -            -             -             -     (662,025)       (662,025)

BALANCES, JULY 31, 2003                  17,408,244  $ 17,408   $  640,986    $   (2,500)   $ (110,200)   $ (666,881)    $  (121,187)
                                        ===========  ========   ===========   ===========   ===========   ===========    ============

____________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________________________________________________________

                                                                             For the Period      For the period
                                                              For the         May 10, 2002        May 10, 2002
                                                            Nine Months         (date of            (date of
                                                           Ended July 31,   incorporation) to   incorporation) to
                                                               2003           July 31, 2002       July 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $     (662,025)     $  (2,429)         $    (666,881)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Compensation for services and expenses
       contributed by shareholders                                     -          2,400                  4,800
     Stock based compensation and consulting                     609,850              -                609,850
  Increase in affiliate receivables                              (26,719)             -                (26,719)
  Increase in prepaid assets and other current assets             (9,500)             -                 (9,500)
  Increase in accounts payable and accrued liabilities             7,298              -                  7,298

  Net Cash Used in Operating Activities                          (81,096)           (29)               (81,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advance from shareholder, net                                  15,000              -                 15,000
   Proceeds from issuance of common stock                         67,500          1,000                 68,500

  Cash Provided by Financing Activities                           82,500          1,000                 83,500

NET INCREASE IN CASH                                               1,404            971                  2,348

CASH AT BEGINNING OF PERIOD                                          944              -                      -

CASH AT END OF PERIOD                                     $        2,348      $     971          $       2,348
                                                          ===============     ==========         ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                           $            -      $       -          $           -
                                                          ===============     ==========         ==============

  Income taxes paid                                       $            -      $       -          $           -
                                                          ===============     ==========         ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Stock issued in acquisition (see Note A):
   Accounts payable and accrued expenses                  $       49,027      $       -          $      49,027
   Accounts payable - related party                               24,322              -                 24,322
   Due to Covenant Corporation, subsequently eliminated           24,274              -                 24,274
   Notes payable and accrued interest in default                  39,833              -                 39,833
       Total                                              $      137,456      $       -          $     137,456
                                                          ===============     ==========         ==============

_________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

Nature of Operations and Basis of Presentation

Covenant Corporation ("Covenant"), which was incorporated in the State of Nevada on May 10, 2002 for the purpose of developing tools to counteract the online piracy of video, music and software files, was acquired by Meier Worldwide
Intermedia, Inc. ("Meier") on June 26, 2003 (collectively referred to as "we",
"us", "our"). Meier was formed in 1997.

Because we have not yet generated significant revenues and/or commenced our planned principal operations we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly,
some of our accounting policies and procedures have not yet been established.

For financial statement purposes, the transaction was treated as a reverse acquisition and a recapitalization with Covenant being treated as the acquirer.
In connection therewith, Meier issued one share of its common stock for each of our 16,540,500 outstanding shares. Immediately before the acquisition, Meier had
617,744 shares outstanding and liabilities in excess of assets of approximately
$137,500. Since the transaction was accounted for as a purchase, the deficiency of $137,500 was reflected as an adjustment to stockholders' equity as of the acquisition date.

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of
America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the nine months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31,
2003. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the period
May 10, 2002 (date of incorporation) to October 31, 2002 contained in our Form
8-K.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are in the development stage and will require a significant amount of capital to proceed with our business plan. Accordingly, our ability to continue as a going concern is ultimately dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations. Our plans will include attempts to raise public and/or private equity or debt financing. However, there is no assurance that we will be successful in attracting the necessary capital and/or if such capital will be offered on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and balances of Covenant, and Meier and its inactive subsidiaries for the period
June 26, 2003 (date of the reverse acquisition) to July 31, 2003. All significant intercompany accounts and balances have been eliminated in consolidation.

Related Parties

During the nine months ended July 31, 2003, we paid consulting fees of approximately $20,000 to our President. We believe this amount represents appropriate remuneration for services provided by this officer during this period.

The advance from shareholder and accounts payable-related party are non-interest bearing, unsecured and due on demand.

________________________________________________________________________________

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of July 31, 2003 and statements of operations for the three and nine months ended July 31, 2003 and the periods May 10, 2002 to July 31, 2002 and 2003 included with this Form 10-QSB.

Covenant Corporation ("Covenant"), which was incorporated in the State of Nevada on May 10, 2002 for the purpose of developing tools to counteract the online piracy of video, music and software files, was acquired by Meier Worldwide
Intermedia, Inc. ("Meier") on June 26, 2003 (collectively referred to as "we",
"us", "our"). Meier was formed in 1997.

For financial statement purposes, the transaction was treated as a reverse acquisition and a recapitalization with Covenant being treated as the acquirer.
In connection therewith, Meier issued one share of its common stock for each of our 16,540,500 outstanding shares. Immediately before the acquisition, Meier had
617,744 shares outstanding and liabilities in excess of assets of approximately
$137,500. Since the transaction was accounted for as a purchase, the deficiency of $137,500 was reflected as an adjustment to stockholders' equity as of the acquisition date.

As a result of the above, our financial information includes the accounts and balances of Covenant, and Meier and its inactive subsidiaries for the period
June 26, 2003 (date of the reverse acquisition) to July 31, 2003. All significant intercompany accounts and balances have been eliminated in consolidation.

All amounts are stated in US$.

Results of Operations

We are a development stage company. We have no revenues and an accumulated loss of approximately $670,000 from inception on May 10, 2002 through July 31, 2003.
Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

Plan of Operation

We intend to focus on the development of the business of our wholly-owned subsidiary, Covenant Corporation. Covenant is in the business of developing tools to counteract the online piracy of video, music and software files.

Things we have done already to implement Covenant's business plan:

1) Launched beta site at www.protectedbycovenant.com which was the beginning of some of our services being offered
2) Launched Members site and www.protectedbycovenant.com and Corporate site at
   www.covenant-corporation.com
3) Have developed a patent-pending application referred to as the Covenant Media
   Distributor (CMD)
4) Have protected Platinum Recording Artists 3 Doors Down and Matthew Good, as
   well as New School.

5) Have 2,000 Covenant members
6) Have begun talking and meeting with the major record labels to discuss having them as clients

     Things to implement over the next 12 months

Event                                Time                 Total estimated cost

Protect the several bands that       Within 5 months,     Nothing more then
Covenant is currently negotiating    depending on the     Covenants operating
with                                 finalized release    costs during that
                                     dates of the CD's    time, $5,000 month

Have a anti-piracy protection        12 months            See above.
contract with each of the 5 major
record labels

Continue R&D into anti-piracy        12 months            If there are
methods.                                                  additional funds that
                                                          become available that
                                                          could be used towards
                                                          R&D, then the more
                                                          money put into it the
                                                          more further R&D can
                                                          be done. If necessary,
                                                          Covenant can get by
                                                          over the next 12
                                                          months, without any
                                                          further funds provided
                                                          to R&D.

Liquidity and Capital Resources

At July 31, 2003, we have cash available of approximately $2,350 to fund future expenses. From May 10, 2002 through July 31, 2003, we raised approximately
$70,000 through the sale of our common stock. Additionally, we borrowed $15,000 from one of our shareholders. We have funded our development stage operations through these amounts.

As of September 30, 2003, we had $15,384.74 of cash on hand available. Our cash on hand resources of $15,384.74 as of September 30, 2003 are sufficient to satisfy our operating cash requirements over the next 3 months. In order to remain operational at our current level for the entire 12 month period, we will need an additional $45,000. We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of July 31, 2003,we had limited assets and liabilities of approximately
$135,000. A portion of these liabilities totaling approximately $39,300 is owed to two of our shareholders. There are no notes. The debt is payable upon demand for no interest. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to the consolidated financial statements. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of expense recognition. Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

ITEM 3 - CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial
Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief
Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.
There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the
Corporation's internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

As of October 1, 2003 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

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

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

          31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                & Chief Accounting Officer, James Meier

          32.1  Section 1350 Certification, James Meier

(b)      Reports on Form 8-K.

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meier Worldwide Intermedia Inc.

By:/s/ James Meier
   James Meier, President, CEO and Chief Accounting Officer

Date: October 22, 2003

