Form 10KSB
period 2003-10-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2004-02-10
CIK 1061316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                     For Fiscal Year Ended: October 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the transition period from ___ to ________

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

Securities registered under Section 12(g) of the Act: 17,408,244 shares of common stock, par value $.001 per share

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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,072 as of December 31,
2003.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,408,244

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

        Transitional Small Business Disclosure Format (check one): Yes [ ];
No [X]

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS........................................................10
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION..........................................................11
ITEM 7. FINANCIAL STATEMENTS...............................................13
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................27

PART III...................................................................27

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH SECTION
16(A) OF THE EXCHANGE ACT..................................................27
ITEM 10. EXECUTIVE COMPENSATION............................................29
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

        Part I

Item 1. Description of Business.

Business Development

Until November 1, 1998, we and our subsidiaries were in the business of developing websites on the internet as well as the acquisition, management and leasing of sound studio space which it marketed to the local entertainment industry through its five wholly-owned British Columbia incorporated subsidiaries. On November 1, 1998, these subsidiaries were disposed of for total consideration of $6.50 to Meier Entertainment Group Inc., a company owned by
James Meier, for their failure to produce revenue. They were: Meier Studios
Inc., incorporated August 25,1997; G.G. Studios Inc., incorporated October 6,
1997; Meier Worldwide Intermedia Inc. (BC), incorporated November 28, 1996;
Meier Studios (Lake City) Inc., incorporated December 18, 1997; and Meier
Studios (B.B.) Inc., incorporated March 26, 1998.

On June 30, 1997 we acquired a movie industry website from Meier Entertainment
Group Inc., a company wholly-owned by James Meier. On June 30, 1997, the Company issued 180,000 shares at $0.20 per share to Mr. Meier. These shares were issued for services and operating the Internet site.

On June 26, 2003, a Common Stock Purchase Agreement was made and entered into and closed between Meier Worldwide Intermedia and Covenant Corporation, a Nevada
corporation.

We acquired all issued and outstanding shares of common stock of Covenant. As a result of the exchange, the outstanding shares of Covenant common stock were exchanged for 16,520,500 shares of our common stock, making Covenant our wholly owned subsidiary.

Covenant is developing a service designed to counteract online piracy of video, music and software files. Covenant's primary service essentially uploads to pirate sites a large number of fictitious files with a video, music or software name, making it more difficult for visitors to the pirate site to download the real video, music or software they are attempting to pirate.

Services

Covenant is developing a service designed to counteract online piracy of music, video and software files. Covenant's primary service essentially uploads to pirate sites a large number of fictitious files with a music, video or software name, making it more difficult for visitors to the pirate site to download the real music, video or software they are attempting to pirate.

At a recent Grammy Awards, the Recording Academy head Michael Greene, stated "No question the most insidious virus in our midst is the illegal downloading of music on the Net. This illegal file-sharing and ripping of music files is pervasive, out of control, and oh so criminal." Greene further went on to say that music piracy is a "life or death issue" for the music industry.

In general, in music piracy, if a user wants to download a pirated version of, for example, Nelly's top single, Hot in Herre, they would go to a pirate website, enter a search for the song and the search would produce approximately
8-25 files of the song that reside on various people's computers. The consumer simply picks one to download and in a very short time they have the song downloaded onto their computer.

If Covenant were protecting Hot in Herre, what a consumer would have pulled up in the search is 50-100+ files that all seem like the one consumers want.
Covenant would have uploaded those additional files and made them look like the one the user was searching for, when in fact they were false files that Covenant had uploaded to the pirated site. These false files, created by Covenant, contain only a portion of actual song, along with short reminders to do right by the artists, by purchasing the music and not stealing it, as well as directing consumers to the Covenant website to entice them to help stop piracy.

We believe these false files will cause consumers to turn away from attempting to download these files as they will never know which are the actual pirated files that people have uploaded and which are false ones. If a consumer decides to download every single file, not only could it take an entire day for just one song, but the cost of the Internet usage could cost more then what it would have cost the consumer to actually purchase the single or CD from a store. We believe this could eliminate the primary reason for consumers downloading pirated software in that it would no longer be economical for them.

This is referred to in the industry as "spoofing". Covenant is the first and only company that actually uses Pirates to help stop Piracy, by having the
Pirates serve Covenant's false files from their computers. Consumers can become free members of Covenant and help disseminate the false files onto the pirate sites. Covenant is giving away cash and prizes to consumers, who become members of Covenant, for their help in stopping piracy. Covenant has already awarded 5 of its members cash prizes of between $100 to $200 U.S.

There have been around a dozen songs that have been, or are still currently being protected by Covenant. These include multi-platinum recording artists such as 3 Doors Down and Matthew Good Band.

Marketing Strategy

Covenant will also advertise on sites that meet the demographics of potential
Covenant members. Covenant did a trial of this with one of the worlds premier
College sites, for a period of two days. Covenant received approximately 200 new users during the 2 day test trial.

Competition

Many of our competitors have significantly greater brand recognition, customer bases, operating histories and financial and other resources. We compete with other anti-piracy firms. In addition, many of our competitors offer less effective but somewhat similar services.

Our primary competitors are Overpeer and MediaDefender.

These competitors have the following advantages over the services that we now offer:

        o A larger sales force;
        o Greater brand recognition; and
        o A longer corporate history.

Although some other companies offer anti-piracy programs, they are different from our pservice in that they do not work with pirates, instead they spend enormous amounts of money to serve false files from their own server infrastructure. As well, our competitor's false files are typically loops (a few seconds of a song looped over and over). They also use other much more aggressive means of anti-piracy, which the legality of those means are currently under debate. Our product is much more cost effective and not only doesn't agitate pirates, but allows the pirates to help stop piracy. There also are no legal concerns for how our service operates.

The system we bring to market has not been introduced previously. Entertainment industry professionals may be cautious about recommending new services to the market if not familiar with them.

Employees

We have one employee, our Chairman of the Board Mr. Meier.

RISK FACTORS

We are a development stage company. We have no revenues and an accumulated loss of approximately $762,000 from inception on May 10, 2002 through October 31,
2003. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At October 31, 2003, we have cash available of approximately $33,000 to fund future expenses. From May 10, 2002 through October 31, 2003, we raised approximately $70,000 through the sale of our common stock. Additionally, we borrowed $91,530 from our shareholders. We have funded our development stage operations through these amounts.

As of December 31, 2003, we had approximately $14,000 of cash on hand available.
Our cash on hand resources as of December 31, 2003 is sufficient to satisfy our operating cash requirements over the next 3 months. In order to remain operational at our current level for the entire 12 month period, we will need an additional $200,000. We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of October 31, 2003, the Company had assets of approximately $41,000 and liabilities of approximately $206,000, resulting in a stockholders' deficit of approximately $165,000.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss with no operating history and very limited revenues, an investor cannot determine if we will ever become profitable.

We have a limited operating history; because our planned growth is contingent upon receiving additional funding, you will be unable to evaluate whether our business will be successful.

Our business development is contingent upon raising debt or equity funding. We have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

        o Our ability to generate sufficient cash flow or raise necessary capital to operate for the next 12 months or thereafter
        o Advertising and marketing costs that may exceed our current estimates
        o Unanticipated development expenses
        o Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses, including advertising, sales, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

        o Total assets, liabilities, and equity
        o Total revenues
        o Gross and operating margins
        o Labor costs

Accordingly, the proposed business plans described in this prospectus may not either materialize or prove successful and we may never be profitable. Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.

Because our anti-piracy system has not been accepted as a recognized form of piracy protection, we face significant barriers to acceptance of our services.

Our business involves the use of aeration anti-piracy equipment. The use of equipment such as ours is a relatively new form of anti-piracy. Traditionally, these services are provided through other anti-piracy methodologies, such as hardware encryption solutions. Accordingly, we face significant barriers to overcome the consumer preferences of traditionally used programs for the type of anti-piracy products and services that we offer.

Our officers, directors and principal stockholders can exert control over matters requiring stockholder approval.

Our executive officers and directors, and those of our subsidiary Covenant, and holders of 5% or more of our outstanding common stock beneficially owns approximately 57% of our outstanding common stock. These individuals will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

Our management decisions are made by our founder and Chairman of the Board, Mr.
James Meier; if we lose his services, our revenues may be reduced.

The success of our business is dependent upon the expertise of our Chairman of the Board, Mr. James Meier. Because Mr. Meier is essential to our operations, you must rely on his management decisions. Our Chairman of the Board, Mr. James
Meier will continue to control our business affairs after the filing. We have not obtained any key man life insurance relating to Mr. James Meier. If we lose his services, we may not be able to hire and retain another Chairman of the
Board with comparable experience. As a result, the loss of Mr. James Meier's services could reduce our revenues.

Sales of our common stock under Rule 144 could reduce the price of our stock.

As of January 1, 2004, there are 8,890,744 shares of our common stock held by non-affiliates and 8,517,500 shares of our common stock held by affiliates that
Rule 144 of the Securities Act of 1933 defines as restricted securities and
493,476 shares held by non-affiliates which can be resold without registration under the Securities Act of 1933. As of January 1, 2004, there are 177,500 shares held by affiliates eligible for resale under 144.

The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Certain Nevada corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock.
Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

Item 2. Description of Property.

The Company's principal business office is located at 320-1100 Melville Street,
Vancouver, British Columbia. The Company in the past paid rent to Corporate
House Inc. in the amount of CDN $550.00 per month on a month-to-month basis for the above noted office space. We never had a written agreement and no monies are owed for past rent. We currently pay no rent as the agreement is that we will start paying rent when we are financially able to do so.

At the current time, the Company has no investments or interests in real estate, real estate mortgages, securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

As of January 31, 2004 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

        PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company was quoted on the "Pink Sheets" until Dec. 02/03, when it became quoted on the over the counter bulletin board under the symbol "MWWD."

High and Low Sales Prices for each quarter within the last two fiscal years.

                                   HIGH                   LOW
                            (Price per Share $)   (Price per Share $)

                  Jan 02           .025                  .003
                  Apr 02           .013                  .009
                  July 02          .006                  .006
                  Oct 02           .006                  .005
                  Jan 03           .02                   .01
                  Apr 03           .027                  .02
                  July 03          .65                   .10
                  Oct 03           .71                   .25

* The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Options

On July 15, 2003 we issued options to acquire 1,700,000 shares to Mr. James
Meier. On July 17, 2003 we issued options to acquire 1,000,000 shares to Mr.
John Meier. The options are exercisable at a price of $.10 per share, payable in cash, commencing 90 days from the date of issuance and ending 3 years from the date of issuance.

Holders

The number of recorded holders of the Company's common stock as of December 31,
2003 is approximately 388.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Until November 1, 1998, we and our subsidiaries were in the business of developing websites on the internet as well as the acquisition, management and leasing of sound studio space which it marketed to the local entertainment industry through its five wholly-owned British Columbia incorporated subsidiaries. On November 1, 1998, these subsidiaries were disposed of for total consideration of $6.50 to Meier Entertainment Group Inc., a company owned by
James Meier, for their failure to produce revenue. They were: Meier Studios
Inc., incorporated August 25,1997; G.G. Studios Inc., incorporated October 6,
1997; Meier Worldwide Intermedia Inc. (BC), incorporated November 28, 1996;
Meier Studios (Lake City) Inc., incorporated December 18, 1997; and Meier
Studios (B.B.) Inc., incorporated March 26, 1998.

On June 30, 1997 we acquired a movie industry website from Meier Entertainment
Group Inc., a company wholly-owned by James Meier. On June 30, 1997, the Company issued 180,000 shares at $0.20 per share to Mr. Meier. These shares were issued for services and operating the Internet site.

On June 26, 2003, a Common Stock Purchase Agreement (the "Agreement") was made and entered into and closed between Meier Worldwide Intermedia and Covenant
Corporation, a Nevada corporation.

We acquired all issued and outstanding shares of common stock of Covenant. As a result of the exchange, the outstanding shares of Covenant common stock were exchanged for 16,540,500 shares of our common stock, making Covenant our wholly owned subsidiary.

Covenant is developing a service designed to counteract online piracy of music, video and software files. Covenant's primary service essentially uploads to pirate sites a large number of fictitious files with a music, video or software name, making it more difficult for visitors to the pirate site to download the real music, video or software they are attempting to pirate.

Covenant was incorporated in the State of Nevada on May 10, 2002. For financial statement purposes, the transaction was treated as a reverse acquisition and a recapitalization with Covenant being treated as the acquirer. Immediately before the acquisition, Meier had 617,744 shares outstanding and liabilities in excess of assets of approximately $137,500.

As a result of the above, our financial information includes the accounts and balances of Covenant since its inception on May 10, 2002, and Meier and its inactive subsidiaries for the period June 26, 2003 (date of the reverse acquisition) to July 31, 2003.

All amounts are stated in US$.

We are a development stage company. We have no revenues and an accumulated loss of approximately $762,000 from inception on May 10, 2002 through October 31,
2003. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At October 31, 2003, we have cash available of approximately $33,000 to fund future expenses. From May 10, 2002 through October 31, 2003, we raised approximately $70,000 through the sale of our common stock. Additionally, we borrowed $91,530 from our shareholders. We have funded our development stage operations through these amounts.

As of December 31, 2003, we had approximately $14,000 of cash on hand available.
Our cash on hand resources as of December 31, 2003 is sufficient to satisfy our operating cash requirements over the next 3 months. In order to remain operational at our current level for the entire 12 month period, we will need an additional $200,000 We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of October 31, 2003, we had assets of approximately $41,000 and liabilities of approximately $206,000. A portion of these liabilities totaling approximately
$115,852 is owed to three of our shareholders. There are no notes. The debt is payable upon demand for no interest. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

Our anticipated business development milestones for the next 12 months are set forth below.

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

Have a contract with each of the            12 months                        See above.
5 major record labels

If any of the steps above are not completed as presented in the preceding milestone table, it could delay the overall schedule and eliminate or reduce revenues during the next 12 months.

Music CD release dates could run months behind schedule, which would effect
Covenant's timeframe for protecting certain bands. Covenant might not be able to get contracts with all the major record labels.

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

Item 7. Financial Statements.

                                       13

                         MEIER WORLDWIDE INTERMEDIA INC.

                        (A Development Stage Enterprise)

                        Consolidated Financial Statements
                                  as of and for
                              various periods ended
                           October 31, 2003 and 2002,
                                       and
                          Independent Auditors' Report

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

Independent Auditors' Report                                             16

Consolidated Financial Statements:

  Balance Sheet as of October 31, 2003                                   17

  Statements of Operations for the year ended October 31, 2003 and for the periods May 10, 2002 (date of incorporation) to
    October 31, 2002 and 2003                                            18

  Statements of Stockholders' Equity (Deficit) for the year ended
    October 31, 2003 and for the periods May 10, 2002 (date of
    incorporation) to October 31, 2002 and 2003                          19

  Statements of Cash Flows for the year ended October 31, 2003 and for the periods May 10, 2002 (date of incorporation) to
    October 31, 2002 and 2003                                            20

   Notes to Financial Statements                                         21

                          Kingery, Crouse, & Hohl, P.A.
                            4350 W Cypress, Suite 275
                                 Tampa, FL 33607
                                  813-874-1280

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and stockholders of Meier Worldwide Intermedia Inc.:

We have audited the accompanying  consolidated  balance sheet of Meier Worldwide
Intermedia Inc. and  subsidiaries  (collectively  the "Company"),  a development stage  enterprise,  as  of  October  31,  2003,  and  the  related  consolidated statements of operations,  stockholders' equity (deficit) and cash flows for the year then ended,  and for the periods  May 10, 2002 (date of  incorporation)  to
October 31, 2002 and 2003. These financial  statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audits to obtain  reasonable  assurance  about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial position of the Company as of October 31,
2003,  and the  results of its  operations  and its cash flows for the year then ended, and for the periods May 10, 2002 (date of  incorporation)  to October 31,
2002 and 2003, in conformity with accounting  principles  generally  accepted in the United States of America.

The accompanying  consolidated  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the consolidated  financial  statements,  the Company has suffered  recurring losses  from  operations  and will  require a  significant  amount of capital to implement its business plan.  These  factors,  among others,  raise  substantial doubt about the Company's  ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note B. The  consolidated financial  statements do not include any adjustments  that might result from the outcome of this uncertainty.

KINGERY, CROUSE & HOHL P.A.
February 5, 2004
Tampa, FL.

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2003
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash                                                             $   33,327
Due from affiliate                                                    2,445
      Total current assets                                           35,772

EQUIPMENT (net of accumulated depreciation of $2,383)                 5,561

TOTAL                                                            $   41,333
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICITM

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                         $   49,562
Accounts payable - related party                                     24,322
Advance from shareholder                                             91,530
Notes payable and accrued interest in default                        40,290
      Total current liabilities                                     205,704

CONTINGENCIES (NOTE G)

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.001, 200,000,000 shares authorized;
   17,408,244 shares issued and outstanding                          17,408
Additional paid-in capital                                          640,986
Stock subscription receivable                                        (2,500)
Deferred stock compensation                                         (58,300)
Deficit accumulated during the development stage                   (761,965)
     Total stockholders' deficit                                   (164,371)

TOTAL                                                            $   41,333
                                                                 ===========

________________________________________________________________________________

See notes to consolidated financial statements.

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
________________________________________________________________________________________________

                                                           For the Period      For the Period
                                         For the            May 10, 2002        May 10, 2002
                                           Year               (date of            (date of
                                          Ended           incorporation) to   incorporation) to
                                    October 31, 2003      October 31, 2002    October 31, 2003

REVENUES                               $        -           $        -            $        -

OPERATING EXPENSES:
Professional and consulting fees           74,446                    -                74,446
Stock based compensation                  661,750                4,800               666,550
Depreciation                                2,383                    -                 2,383
Interest                                      796                    -                   796
Other                                      17,734                   56                17,790
     Total operating expenses             757,109                4,856               761,965

NET LOSS                               $ (757,109)          $   (4,856)           $ (761,965)
                                       ===========          ===========           ===========

NET LOSS PER COMMON SHARE

  Basic and diluted                    $    (0.04)          $    (0.00)
                                       ===========          ===========

  Shares used in computing net
    loss per share - Basic and
    diluted                            17,183,000           10,000,000
                                       ===========          ===========
________________________________________________________________________________________________

See notes to consolidated financial statements.

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
____________________________________________________________________________________________________________________________________

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                  Additional     Stock        Deferred     During the
                                               Common Stock        Paid-in    Subscription     Stock      Development
                                           Shares       Amount     Capital     Receivable   Compensation      Stage         Total

BALANCES, MAY 10, 2002                  $         -   $      -   $        -   $       -    $        -    $        -       $        -

Common stock issued to founders at
inception                                10,000,000     10,000       (9,000)          -             -             -            1,000

Services and office space contributed
by shareholder                                    -          -        4,800           -             -             -            4,800

Net loss                                          -          -            -           -             -        (4,856)          (4,856)

BALANCES, OCTOBER 31, 2002               10,000,000     10,000       (4,200)          -             -        (4,856)             944

Common stock issuances for services
  and office space:
   at $0.10 per share in January, 2003    6,325,500      6,325      626,225           -      (120,000)            -          512,550
   at $0.35 per share in June, 2003         250,000        250       87,250           -       (87,500)            -                -

Common stock issued for cash:
   at $0.25 per share in 2003               150,000        150       37,350      (2,500)            -             -           35,000
   at $0.50 per share in 2003                65,000         65       32,435           -             -             -           32,500

Common stock issued June 26, 2003 for
   acquisition (see Note A)                 617,744        618     (138,074)          -             -             -         (137,456)

Amortization of deferred stock
compensation                                      -          -            -           -       149,200             -          149,200

Net loss                                          -          -            -           -             -      (757,109)        (757,109)

BALANCES, OCTOBER 31, 2003               17,408,244   $ 17,408   $  640,986   $  (2,500)   $  (58,300)   $ (761,965)      $ (164,371)
                                        ===========   ========   ===========  ==========   ===========   ===========      ===========

____________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the period May        For the period May
                                                                 For the           10, 2002 (date of         10, 2002 (date of
                                                               Year Ended         incorporation) to         incorporation) to
                                                            October 31, 2003       October 31, 2002          October 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $    (757,109)        $      (4,856)            $     (761,965)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation                                                      2,383                     -                      2,383
   Compensation for services and expenses
      contributed by shareholders                                        -                 4,800                      4,800
   Stock based compensation and consulting                         661,750                     -                   661,750
Changes in assets and liabilities, net:
   Increase in accrued interest on note payable                        796                     -                        796
   Increase in accounts payable and accrued liabilities                196                     -                        196
NET CASH USED IN OPERATING ACTIVITIES                              (91,984)                  (56)                   (92,040)

CASH FLOWS USED IN INVESTING ACTIVITIES-
   Purchases of equipment - related party                           (7,944)                    -                    (7,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advance from shareholder, net                                    91,530                     -                     91,530
   Advances to affiliates                                          (26,719)                    -                    (26,719)
   Proceeds from issuance of common stock                           67,500                 1,000                     68,500
NET CASH PROVIDED BY FINANCING ACTIVITIES                          132,311                 1,000                    133,311

NET INCREASE IN CASH                                                32,383                   944                     33,327

CASH AT BEGINNING OF PERIOD                                            944                     -                          -

CASH AT END OF PERIOD                                        $      33,327         $         944             $       33,327
                                                             ==============        ==============            ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                              $           -         $           -             $            -
                                                             ==============        ==============            ===============
  Income taxes paid                                          $           -         $           -             $            -
                                                             ==============        ==============            ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Stock issued in acquisition (see Note A):
   Accounts payable and accrued expenses                     $      49,366         $           -             $       49,366
   Accounts payable - related party                                 24,322                     -                     24,322
   Due to Covenant Corporation, subsequently
        eliminated                                                  24,274                     -                     24,274
   Notes payable and accrued interest in default                    39,494                     -                     39,494
       Total                                                 $     137,456         $           -             $      137,456
                                                             ==============        ==============            ===============
_____________________________________________________________________________________________________________________________

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
In connection therewith, Meier issued one share of its common stock for each of
Covenant's 16,540,500 outstanding shares. Immediately before the acquisition,
Meier had 617,744 shares outstanding and liabilities in excess of assets of approximately $137,500. Since the transaction was accounted for as a purchase, the deficiency of $137,500 was reflected as an adjustment to stockholders'
equity as of the acquisition date.

Because we have not yet generated revenues and/or commenced our planned principal operations we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, some of our accounting policies and procedures have not yet been established.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and balances of Covenant, and Meier and its inactive subsidiaries for the period
June 26, 2003 (date of the reverse acquisition) to October 31, 2003. All significant intercompany accounts and balances have been eliminated in consolidation.

Equipment

Equipment is stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight-line method over the assets' estimated useful lives of approximately three years.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our long-lived assets during 2003 and determined that they were not impaired as of October 31, 2003.
Accordingly, the adoption of SFAS 144 did not have a significant impact on our consolidated financial statements.

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

Foreign Currency Translation

Some of our transactions have been completed in Canadian dollars and translated to U.S. dollars as incurred (at the exchange rate in effect at the time).
Therefore, no gain or loss from the translations is recognized. If a completed transaction has a balance sheet date between a later settlement date, resulting in a gain or loss, the amount is reported in the current period income statement. The functional currency is considered to be U.S. dollars.

Investments

We currently hold 20% ownership interests in several entities that are effectively dormant and have no value. As a result, we have not recorded an investment balance and/or any equity pick up relating to such entities in the accompanying consolidated financial statements.

Stock-Based Compensation

We account for equity instruments issued to employees for services using the fair value of the equity instruments issued. For equity instruments issued to non-employees we use the fair value of the consideration received, or the fair value of the equity instruments, whichever is more reliably measurable to record compensation expense.

We have adopted SFAS No 123, "Accounting for Stock-Based Compensation" which requires us to recognize as expense the fair value of all stock-based awards on the date of grant, or continue to apply the provisions of Accounting Principles
Board Opinion No. 25 and provide pro-forma net income (loss) earnings per share disclosure for employee stock option grants and all other stock-based compensation as if the fair-value-based method defined in SFAS 123 had been applied. We have elected to continue to apply APB 25 in accounting for our stock option plan.

Net Loss Per Common Share

We compute net loss per share in accordance with Financial Accounting Standards
Statement No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting
Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Because common equivalent shares outstanding are anti-dilutive, they have been ignored in our calculations. Accordingly, basic and diluted net loss per common share are identical for both of the years ended October 31, 2003 and 2002.

Advertising Costs

We expense advertising costs as they are incurred. We incurred no advertising costs during the year ended October 31, 2003, or for the period May 10, 2002
(date of incorporation) to October 31 2002.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our consolidated financial statements.

NOTE B- GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations and have a stockholders' deficit of approximately $164,000 at
October 31, 2003. We are also involved in certain litigation that could adversely impact our results of operations and cash flow if we are unable to prevail in such matters. Finally, we will require a significant amount of capital to proceed with our business plan. Accordingly, our ability to continue as a going concern is ultimately dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or to pay any adverse judgments that may arise from the contingencies discussed at
Note G. Our plans will include attempts to raise public and/or private equity or debt financing. However, there is no assurance that we will be successful in attracting the necessary capital and/or if such capital will be offered on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

Assuming our net operating loss carryforwards are not disallowed by United
States and Canadian taxing authorities because of our failure to file certain corporate income tax returns and assuming that the transaction discussed at Note
A does not trigger certain "change in control" provisions of the applicable tax code, as of October 31 2003 we have net operating loss carryforwards of approximately $1,045,000 for income tax purposes (which includes approximately
$950,000 of loss carryforwards prior to the reverse acquisition described in
Note A). The net operating loss carryforwards expire in various years through
October 31, 2010 for Canadian reporting and October 31, 2023 for United States reporting. Assuming an effective rate of 34%, the deferred income tax asset arising from these net operating losses would approximate $355,000, however such asset is not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such asset (as it's realization did not meet the required asset recognition standard established by
SFAS 109).

Temporary differences arise primarily from certain liabilities that are not deductible for income tax purposes until they are paid. In addition, stock based expenses of approximately $667,000 are considered to be a permanent difference between book and tax reporting.

NOTE D - EQUITY TRANSACTIONS

During July 2003 our board of directors authorized us to issue stock options to related parties. The options were granted at an exercise price of $0.10 per share, and expire three years after the grant date. The options were exercisable
90 days from issuance. The status of our stock options are summarized below:

                                                                  Weighted
                                           Number of               Average
                                             Shares             Exercise Price

Outstanding at May 10, 2002                      -                $        -
Granted                                          -                         -
Exercised                                        -                         -
Canceled                                         -                         -

Outstanding at October 31, 2002                  -                         -
Granted                                  2,700,000                      0.10
Exercised                                        -                         -
Canceled                                         -                         -
Outstanding at October 31, 2003          2,700,000                $     0.10
                                        ==========                ==========

Options exercisable at-
   October  31, 2003                     2,700,000                $     0.10
                                        ==========                ==========

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". With respect to stock options granted in 2003, the market value of our common stock at the date of grant of the stock options approximated the exercise price for such options resulting in no stock compensation expense.

Because all options were exercisable within 90 days of grant, there would be no significant difference between our net loss and pro forma net loss per share, had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards in accordance with SFAS No.
123, "Accounting for Stock-Based Compensation".

NOTE E- NOTE PAYABLE

On August 15, 1997, Meier received a loan of $27,397 from a non-related party. A legal action was started for collection of the amount due and a consent judgment was given whereby we agreed to make monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting
October 1, 1999. No payments were made during the period June 26, 2003 (date of reverse acquisition) through October 31, 2003, and the note and related accrued interest payable remain in default.

NOTE F- OTHER RELATED PARTY TRANSACTIONS

Certain related parties periodically advance funds to us. These advances, which are reflected as related party accounts payable and shareholder advances in the accompanying consolidated balance sheet, are unsecured, non-interest bearing and due on demand.

We recognized $4,800 of non-cash compensation during the period May 10, 2002
(date of incorporation) through October 31, 2002. We believe this amount represents the fair value of services, office space and other expenses provided to us by our directors during this period. Because these expenses will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital.

During 2003, certain officers and consultants received, in lieu of cash,
6,575,500 shares of common stock valued at approximately $720,000 (based on the estimated fair value of the shares at date of issuance). Approximately $512,500 of this amount was immediately expensed; the remaining $207,500 was deferred to account for the value of services, office space and other expenses expected to be provided by these individuals over twelve months from the date of issuance.
During the year ended October 31, 2003, $149,200 of the deferred amount was amortized to expense leaving a balance of $58,300 to be expensed in 2004.

During 2003, we purchased, for cash, equipment from our president and other officers totalling $7,944.

NOTE G - CONTINGENCIES

We are involved in certain litigation in which various plaintiffs have alleged damages in excess of $549,000. Approximately $41,435 of this amount is included in accounts payable in the accompanying consolidated financial statements, which represents our best estimate of the liability we are required to record in accordance with accounting principles generally accepted in the United States of
America. In our opinion, the remaining litigation will not result in a material loss to us.

________________________________________________________________________________

Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.

Not Applicable

        PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

   Name           Age      Position

James Meier        32      President and Chairman of the Board
Harry Evans        66      Director

James Meier, 32, our founder, has been President and Director since our inception. James Meier was also the founder and president of Meier Entertainment
Group Inc. From 1997 to the present, he has been managing our business. From
1990 to 1995 he served as a systems analyst with the Canadian Imperial Bank of
Commerce in Vancouver. Mr. Meier has been a director of the British Columbia
Motion Picture Association from 1996 to 1999, and is a voting member of the
Academy of Canadian Cinema and Television.

Harry K. Evans, 66, was appointed Executive Vice President and Director in
January 1998. He serves as United States and international liaison/consultant for us in Los Angeles. From 1990 through 1995 he was Chief Executive Officer and
Chief Financial Officer of the American Society of Cinematographers and an
executive with the Directors Guild of America for 15 years ending in 1998 and the International Photographers Guild of Hollywood. Since February 1995 Mr.
Evans has also served as executive vice president of Meier Entertainment Group
Inc. From 1993 through 1995 he was a labor relations consultant, primarily for the Union of British Columbia Performers.

Directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Covenant Officers, Directors and Significant Consultants

John Meier
Mr. Meier has been an internationally renowned businessman and financial consultant for over 40 years. In addition to serving as an aid to U.S.
industrialist Howard R. Hughes, he served on President Richard Nixon's Task
Force on Resources and Environment. A candidate for the U.S. Senate, Mr. Meier has advised several U.S. Senators, including Hubert Humphrey and Robert F.
Kennedy, and has provided consultation to Heads of State. Mr. Meier has held managerial and executive positions with the New York Life Insurance Company,
Remington Rand Univac, Hughes Aircraft Co., Hughes Tool Co., and has served as the Chairman of Satellite Geophysics Ltd. and as President of the Nevada

Environmental Foundation. In 1966 Mr. Meier earned the Aerospace Man of the Year
Award for the application of computer systems in understanding industrial and institutional problems. As a financier and merchant banker, Mr. Meier has been responsible for the funding of numerous international corporations, including high technology companies, health companies, an international bank, a motion picture company and real estate development projects.

Jeff Berwick
Jeff was the founder and CEO of StockHouse Media Corporation
(StockHouse.com/.ca/.au/.hk/.uk/.sg) in 1995. StockHouse provided financial information from its offices throughout eight countries in Asia, North America and Europe and employed 250 people at its peak. Jeff raised more than $30 million U.S. from global media companies, investment banks and funds during that time. The company was valued at $140 million U.S. in 2000. He remained CEO and director of the company until 2002 when a majority of the company's main assets were sold to Stockgroup Information Systems [SWEB]. Jeff maintains a role with
Stockgroup as a large shareholder and Director. Under Stockgroup, StockHouse.ca remains the highest trafficked financial website in Canada, with StockHouse.com and StockHouse.com.au remaining in the top tier of financial sites in the US &
Australia. His awards and acknowledgements include: Business In Vancouver - Top
40 under 40 (1999), Ernst & Young - Entrepreneur of the Year (1999), Business In
Vancouver - Top 40 under 40 (2000), T-Net - BC's Top 100 Technology Companies
(2000), T-Net - BC's Top 100 Technology Companies (2001), Profit 100 - Canada's
Fastest Growing Companies (2001), Profit 100 - Canada's Fastest Growing
Companies (2002).

Benjamin West
Benjamin   is  an  expert  in  the   formation,   execution   and   delivery  of
cost-conscious, high-performance technology infrastructures, with specialization in  financial  data.  Experienced  in all phases of the project  life cycle from initial analysis, management discussions and reality-checks, execution, testing, training and follow-up.  Director of mission-critical operations for over half a decade  involving  offices in seven  countries  and direct  manager of technical teams ranging in size from two to over sixty. He was the Chief Technical Manager for  Stockhouse.com for over five years, as well as being the lead developer for the  company  for two  years.  StockHouse.com  is one of the  largest  financial websites on the Internet with close to one billion page views per year.

Board Committees

We currently have no compensation  committee or other board committee performing
equivalent  functions.   Currently,  all  members  of  our  board  of  directors
participate in discussions concerning executive officer compensation.

Legal Proceedings

No officer,  director,  or persons  nominated  for such  positions,  promoter or significant  employee  has been  involved  in legal  proceedings  that  would be material to an evaluation of our management.

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

Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5
(Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from November 1, 2002 through October 31, 2003, directors, executive officers and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation.

No officers or directors of the Company have employment contracts with the company but do have stock as noted. Directors are not presently reimbursed for expenses incurred in attending Board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and
Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.
A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

      Name and Address                       Number of Shares of         Percentage
                                             Common Stock

      James Meier [1] [2]                    4,577,500                   26.29
      Suite 320-1100 Melville Street
      Vancouver, BC Canada V6E 4A6

      Harry Evans                            250,000                     1.43
      John Meier [3] [4]                     2,500,000                   14.36
      Suite 320-1100 Melville Street
      Vancouver, BC Canada V6E 4A6

      Jeff Berwick                           2,700,000                   15.50
      Suite 320-1100 Melville Street
      Vancouver, BC Canada V6E 4A6

[1] Owned by Meier Entertainment Group, Inc., of which Mr. James Meier is the principal.

[2]  Includes options to acquire 1,750,000 shares commencing October 13, 2003.

[3]  Mr. John Meier is the father of Mr. James Meier.

[4]  Includes options to acquire 1,000,000 shares commencing October 15, 2003.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon
17,408,244 shares of common stock outstanding as of October 31, 2003.

Item 12. Certain Relationships and Related Transactions.

Certain related parties periodically advance funds to us. These advances, which totalled approximately $92,000 at October 31, 2003 are unsecured, non-interest bearing and due on demand. Additionally, we owe certain shareholders approximately $24,000 for expenses incurred on our behalf.

We recognized $4,800 of non-cash compensation during the period May 10, 2002
(date of incorporation) through October 31, 2002. We believe this amount represents the fair value of services, office space and other expenses provided to us by our directors during this period. Because these expenses will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital in the accompanying consolidated balance sheet.

During 2003, certain officers and consultants received, in lieu of cash,
6,575,500 shares of common stock valued at approximately $720,000 (based on the estimated fair value of the shares at date of issuance). Approximately $512,500 of this amount was immediately expensed; the remaining $207,500 was deferred to account for the value of services, office space and other expenses expected to be provided by these individuals over twelve months from the date of issuance.
During the year ended October 31, 2003, $149,200 of the deferred amount was amortized to expense leaving a balance of $58,300 to be expensed in 2004.

During 2003, we purchased, for cash, equipment from our president and other officers totalling $7,944.

Item 13. Exhibits and Reports on Form 8-K.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief
     Financial Officer, James Meier

32.1 Section 1350 Certification, James Meier

Item 14.  Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial
Officer and Chief Financial Officer evaluated the effectiveness of the
Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's
Chief Executive Officer and Chief Financial Officer and Chief Financial Officer
concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter and year that have materially affected, or are reasonably likely to materially affect, the
Corporation's internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Meier Worldwide Intermedia, Inc.

By   /s/ James Meier
James Meier, Chief Executive Officer and Chief Financial Officer and Director

By:  /s/ Harry Evans
Harry Evans, Director

Date: February 5, 2004