Form 10QSB
period 2004-01-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2004-03-16
CIK 1061316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                 For the quarterly period ended January 31, 2004

 ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ____________ .

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2004

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

        Consolidated Balance Sheets as of January 31, 2004................... 4

        Consolidated Statements of Operations for the three-months ended
        January 31, 2004 and 2003, and the period May 10, 2002 (date of inception) to January 31, 2004....................................... 5

        Consolidated Statements of Cash Flows for the three-months ended
        January 31, 2004 and 2003, and the period May 10, 2002 (date of inception) to January 31, 2004....................................... 6

        Notes to Consolidated Financial Statements........................... 7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 10

Item 3. Controls and Procedures.............................................. 12

PART II. OTHER INFORMATION

Signatures                                                                    14

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

                         Meier Worldwide Intermedia Inc.
                       (A Developmental Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash                                                            $   65,201
Due from affiliate                                                   2,445
Other                                                                  263
      Total current assets                                          67,909

EQUIPMENT (net of accumulated depreciation of $3,090)               16,162

Marketable equity securities - Soloran, Inc. (net of
  unrealized loss of $850)                                           9,150

TOTAL                                                           $   93,221
                                                                ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                        $   57,096
Accounts payable - related party                                    24,322
Advance from shareholder                                           105,030
Notes payable and accrued interest in default                       40,732
      Total current liabilities                                    227,180

CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.001, 200,000,000 shares authorized;
 17,408,244 shares issued and outstanding                           17,408
Additional paid-in capital                                         640,986
Stock subscription receivable                                       (2,500)
Deferred stock compensation                                         (6,400)
Unrealized loss on marketable equity securities                       (850)
Deficit accumulated during the development stage                  (782,603)
     Total stockholders' deficit                                  (133,959)

TOTAL                                                           $   93,221
                                                                ===========

________________________________________________________________________________

See accompanying notes.

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
_____________________________________________________________________________________

                                       For the           For the       For the period
                                     Three Months     Three Months     May 10, 2002
                                        Ended            Ended             (date of
                                      January 31,      January 31,     incorporation) to
                                         2004             2003         January 31, 2004

REVENUES                              $   80,000       $      -          $   80,000

OPERATING EXPENSES:
Professional and consulting fees          41,884              -             116,330
Stock based compensation                  51,900         17,300             718,450
Depreciation                                 707              -               3,090
Interest                                     447              -               1,243
Other                                      5,700            741              23,490
   Total operating expenses              100,638         18,041             862,603

NET LOSS                              $  (20,638)      $(18,041)         $ (782,603)
                                      ===========      =========         ===========

NET LOSS PER COMMON SHARE

Basic and diluted                     $    (0.00)      $  (0.00)
                                      ===========      =========

Shares used in computing net
  loss per share - Basic and
  diluted                              17,408,000      12,726,000
                                      ===========      ==========

_____________________________________________________________________________________

See accompanying notes.

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
__________________________________________________________________________________________________________

                                                      For the              For the        For the period May
                                                    Three Months         Three Months      10, 2002 (date of
                                                   Ended January        Ended January     incorporation) to
                                                      31, 2004            31, 2003         January 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $  (20,638)           $   (18,041)       $    (782,603)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
 Depreciation                                             707                      -                3,090
 Compensation for services and expenses
    contributed by shareholders                             -                      -                4,800
 Stock based compensation and consulting               51,900                 17,300              713,650
Changes in assets and liabilities, net:
 Increase in other assets                                (263)                     -                 (263)
 Increase in accrued interest on note payable             447                      -                1,243
 Increase in accounts payable and accrued
    liabilities                                         7,529                      -                7,725
NETCASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                            39,682                   (741)             (52,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                               (11,308)                     -              (19,252)
 Purchase of marketable securities                    (10,000)                     -              (10,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES           (21,308)                     -              (29,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advance from shareholder, net                         13,500                      -              105,030
 Advances to affiliates                                     -                      -              (26,719)
 Proceeds from issuance of common stock                     -                      -               68,500
NET CASH PROVIDED BY FINANCING ACTIVITIES              13,500                      -              146,811

NET INCREASE IN CASH                                   31,874                   (741)              65,201

CASH AT BEGINNING OF PERIOD                            33,327                    944                    -

CASH AT END OF PERIOD                              $   65,201            $       203        $      65,201
                                                   ===========           ============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                     $        -            $         -        $           -
                                                   ===========           ============       ==============
 Income taxes paid                                 $        -            $         -        $           -
                                                   ===========           ============       ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Stock issued in acquisition (see Note A):
 Accounts payable and accrued expenses             $        -            $         -        $      49,366
 Accounts payable - related party                           -                      -               24,322
 Due to Covenant Corporation, subsequently
   eliminated                                               -                      -               24,274
 Notes payable and accrued interest in default              -                      -               39,494
   Total                                           $        -            $         -        $     137,456
                                                   ===========           ============       ==============
__________________________________________________________________________________________________________

See accompanying notes.

                         Meier Worldwide Intermedia Inc.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
________________________________________________________________________________

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and balances of Covenant, and Meier and its inactive subsidiaries since June 26,
2003 (date of the reverse acquisition). All significant intercompany accounts and balances have been eliminated in consolidation.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended October 31, 2003 contained in our Form 10-KSB.

Marketable Equity Securities

During the three months ended January 31, 2004, we purchased 3,000 shares of
Soloran, Inc. (SNRN) for $10,000. We are not actively trading the shares but they are available for sale, therefore any unrealized gains and losses are recognized as a separate component of stockholders' deficit. As of January 31,
2004, we have recorded $850 as an unrealized loss for the decrease in Soloran's stock price.

Revenue Recognition

During the three months ended January 31, 2004, we performed consulting services for which we were paid in full for. We recognize consulting income as the services are performed.

NOTE B - GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations and have a stockholders' deficit of approximately $134,000 at
January 31, 2004. We are also involved in certain litigation that could adversely impact our results of operations and cash flow if we are unable to prevail in such matters. Finally, we will require a significant amount of capital to proceed with our business plan. Accordingly, our ability to continue as a going concern is ultimately dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or to pay any adverse judgments that may arise from the contingencies discussed at
Note D. Our plans will include attempts to raise public and/or private equity or debt financing. However, there is no assurance that we will be successful in attracting the necessary capital and/or if such capital will be offered on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C- OTHER RELATED PARTY TRANSACTIONS

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
During the year ended October 31, 2003, $149,200 of the deferred amount was amortized to expense and an additional $51,900 was amortized to expense during the three months ended January 31, 2004 leaving a balance of $6,400 to be expensed during the remainder of 2004.

NOTE D - CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of January 31, 2004 and statements of operations for the three months ended January 31, 2004 and 2003 included with this Form 10-QSB.

Plan of Operation

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

As a result of the above, our financial information includes the accounts and balances of Covenant since its inception on May 10, 2002, and Meier and its inactive subsidiaries since June 26, 2003 (date of the reverse acquisition).

All amounts are stated in US$.

We are a development stage company. We have recognized, and received our first revenues from consulting of $80,000 during the three months ended January 31,
2004. However we continue to experience losses and have an accumulated loss of approximately $783,000 from inception on May 10, 2002 through January 31, 2004.
Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At January 31, 2004, we had cash available of approximately $65,201 to fund future expenses. From May 10, 2002 through January 31, 2004, we raised approximately $70,000 through the sale of our common stock. Additionally, we borrowed $105,000 from our shareholders. We have funded our development stage operations through these amounts.

As of February 29, 2004, we had approximately $28,000 of cash on hand available.
Our cash on hand resources as of February 29, 2004 is sufficient to satisfy our operating cash requirements over the next 3 months. In order to remain operational at our current level for the entire 12 month period, we will need an additional $200,000 We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of January 31, 2004, we had assets of approximately $93,000 and liabilities of approximately $227,000. A portion of these liabilities totaling approximately
$129,000 is owed to three of our shareholders. There are no notes. The debt is payable upon demand for no interest. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

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

PART II

Item 1. Legal Proceedings.

As of March 1, 2004 the following lawsuits and claims have been made against the
Company and/or subsidiaries of the Company:

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

Date: March 15, 2004

