Form 10QSB
period 2004-04-30
MEIER WORLDWIDE INTERMEDIA INC
filed 2004-06-24
CIK 1061316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

    (X)        Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended April 30, 2004

    (   )        Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

Commission File Number: 0-27795

Meier Worldwide Intermedia Inc.
(Exact name of registrant as specified in charter)

Nevada	52-2079421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ste 320-1100 Melville Street
Vancouver, BC, Canada V6E 4A6
(Address of principal executive offices)

(604) 689-7572
(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 1, 2004

17,929,244

Transitional Small Business Disclosure Format:

YES ( ) NO (X)

Meier Worldwide Intermedia Inc. and Subsidiaries
(A Development Stage Enterprises)

PART I

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations, with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words “may,” “would,” “could,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans,” and similar expressions and variations thereof are intended to identify forward-looking statements.

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

Meier Worldwide Intermedia Inc.
(A Developmental Stage Enterprise)

CONSOLIDATED BALANCE SHEET
AS OF APRIL 30, 2004
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$19,874
Due from affiliate	2,445
Other	1,501

Total current assets	23,820

EQUIPMENT (net of accumulated depreciation of $4,018)	15,234

Marketable equity securities - Soloran, Inc. (net of unrealized loss of $4,360)	5,640

TOTAL	$44,694

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$70,503
Accounts payable - related party	24,322
Advance from shareholder	90,030
Notes payable and accrued interest in default	41,132

Total current liabilities	225,987

CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.001, 200,000,000 shares authorized;
17,929,244 shares issued and outstanding	17,929
Additional paid-in capital	900,964
Stock subscription receivable	(2,500)
Deferred stock compensation	--
Unrealized loss on marketable equity securities	(4,360)
Deficit accumulated during the development stage	(1,093,326)

Total stockholders' deficit	(181,293)

TOTAL	$44,694

See accompanying notes

MEIER WORLDWIDE INTERMEDIA INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30, 2004	For the Six Months Ended April 30, 2004	For the Three Months Ended April 30, 2003	For the Six Months Ended April 30, 2003	For the period May 10, 2002 (date of incorporation) to April 30, 2004
REVENUES	$--	$80,000	$--	$--	$80,000

OPERATING EXPENSES:
Professional and consulting fees	49,190	91,074	25,350	25,350	116,330
Stock based compensation	236,400	288,300	542,550	559,850	718,450
Depreciation	928	1,635	--	--	3,090
Interest	395	842	--	--	1,243
Other	23,809	29,509	580	1,321	23,490

Total operating expenses	310,722	411,360		18,041	862,603

NET LOSS	$(310,722)	$(331,360)	$(568,480)	$(586,521)	$(782,603)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Shares used in computing net
loss per share - Basic and
diluted	17,910,000	17,889,000	16,507,000	16,414,000

See accompanying notes.

MEIER WORLDWIDE INTERMEDIA INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30, 2004		For the Six Months Ended April 30, 2003		For the period May 10, 2002 (date of incorporation) to April 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(331,360)		$(586,521)	$(1,093,326)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation		1,635		--	4,018
Compensation for services and expenses
contributed by shareholders		--		--	4,800
Stock based compensation and consulting		288,300		559,850	950,050
Changes in assets and liabilities, net:
Increase in other assets		(1,501)		--	(1,501)
Increase in accrued interest on note payable		842		--	1,638
Increase in accounts payable and accrued liabilities		20,939		--	21,136

NETCASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
		(21,145)		(26,671)	(113,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment		(11,308)		--	(19,252)
Purchase of marketable securities		(10,000)		--	(10,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES		(21,308)		--	(29,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholder, net		(1,500)		--	90,030
Advances to affiliates		--		(20,996)	(26,719)
Proceeds from issuance of common stock		30,500		67,500	99,000

NET CASH PROVIDED BY FINANCING ACTIVITIES		29,000		46,504	162,311

NET (DECREASE) INCREASE IN CASH		(13,453)		19,833	19,874
CASH AT BEGINNING OF PERIOD		33,327		944	--

CASH AT END OF PERIOD		$19,874		$20,777	$19,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid		$--	$		--

Income taxes paid	$			$--	--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Stock issued in acquisition (see Note A):
Accounts payable and accrued expenses		$--		$--	$49,366
Accounts payable - related party		--		--	24,322
Due to Covenant Corporation, subsequently
eliminated		--		--	24,274
Notes payable and accrued interest in default		--		--	39,494

Total		$--		$--	$137,456

See accompanying notes.

Meier Worldwide Intermedia Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS

Covenant Corporation (“Covenant”), which was incorporated in the State of Nevada on May 10, 2002 for the purpose of developing tools to counteract the online piracy of video, music and software files, was acquired by Meier Worldwide Intermedia, Inc. (“Meier”) on June 26, 2003 (collectively referred to as “we”, “us”, “our”). Meier was formed in 1997.

For financial statement purposes, the transaction was treated as a reverse acquisition and a recapitalization with Covenant being treated as the acquirer. In connection therewith, Meier issued one share of its common stock for each of Covenant’s 16,540,500 outstanding shares. Immediately before the acquisition, Meier had 617,744 shares outstanding and liabilities in excess of assets of approximately $137,500. Since the transaction was accounted for as a purchase, the deficiency of $137,500 was reflected as an adjustment to stockholders’ equity as of the acquisition date.

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended October 31, 2003 contained in our Form 10-KSB.

Marketable Equity Securities

During the three months ended January 31, 2004, we purchased 3,000 shares of Soloran, Inc. (SNRN) for $10,000. We are not actively trading the shares but they are available for sale, therefore any unrealized gains and losses are recognized as a separate component of stockholders’ deficit. As of April 30, 2004, we have recorded $4,360 as an unrealized loss for the decrease in Soloran’s stock price.

Revenue Recognition

During the three months ended January 31, 2004, we performed consulting services for which we were paid in full for. We recognize consulting income as the services are performed.

NOTE B – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations and have a stockholders’ deficit of approximately $181,000 at April 30, 2004. We are also involved in certain litigation that could adversely impact our results of operations and cash flow if we are unable to prevail in such matters. Finally, we will require a significant amount of capital to proceed with our business plan. Accordingly, our ability to continue as a going concern is ultimately dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or to pay any adverse judgments that may arise from the contingencies discussed at Note D. Our plans will include attempts to raise public and/or private equity or debt financing. However, there is no assurance that we will be successful in attracting the necessary capital and/or if such capital will be offered on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C- OTHER RELATED PARTY TRANSACTIONS

Certain related parties periodically advance funds to us. These advances, which are reflected as related party accounts payable and shareholder advances in the accompanying consolidated balance sheet, are unsecured, non-interest bearing and due on demand.

During 2003, certain officers and consultants received, in lieu of cash, 6,575,500 shares of common stock valued at approximately $720,000 (based on the estimated fair value of the shares at date of issuance). Approximately $512,500 of this amount was immediately expensed; the remaining $207,500 was deferred to account for the value of services, office space and other expenses expected to be provided by these individuals over twelve months from the date of issuance. During the year ended October 31, 2003, $149,200 of the deferred amount was amortized to expense and an additional $58,300 was amortized to expense during the six months ended April 30, 2004 leaving $0 to be expensed during the remainder of 2004.

NOTE D — CONTINGENCIES

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of April 30, 2004 and statements of operations for the three and six months ended April 30, 2004 and 2003 included with this Form 10-QSB.

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

On June 26, 2003, a Common Stock Purchase Agreement (the “Agreement”) was made and entered into and closed between Meier Worldwide Intermedia and Covenant Corporation, a Nevada corporation.

We acquired all issued and outstanding shares of common stock of Covenant. As a result of the exchange, the outstanding shares of Covenant common stock were exchanged for 16,540,500 shares of our common stock, making Covenant our wholly owned subsidiary.

Covenant is developing a service designed to counteract online piracy of music, video and software files. Covenant’s primary service essentially uploads to pirate sites a large number of fictitious files with a music, video or software name, making it more difficult for visitors to the pirate site to download the real music, video or software they are attempting to pirate.

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

All amounts are stated in US$.

We are a development stage company. We have recognized, and received our first revenues from consulting of $80,000 during the three months ended January 31, 2004. However we continue to experience losses and have an accumulated loss of approximately $1,093,000 from inception on May 10, 2002 through April 30, 2004. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At April 30, 2004, we had cash available of approximately $19,874 to fund future expenses. From May 10, 2002 through April 30, 2004, we raised approximately $100,000 through the sale of our common stock. Additionally, we borrowed $90,000 from our shareholders. We have funded our development stage operations through these amounts.

As of June 15, 2004 we only have enough cash on hand to satisfy our operating cash requirements for the next 2 months. In order to remain operational at our current level for the entire 12 month period, we will need an additional $200,000 We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don’t raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of April 30, 2004, we had assets of approximately $41,000 and liabilities of approximately $226,000. A portion of these liabilities totaling approximately $114,000 is owed to three of our shareholders. There are no notes. The debt is payable upon demand for no interest. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

Our anticipated business development milestones continue to be delayed as a result of poor funding but for the next 12 months we expect the following:

Event	Time	Total estimated cost
Protect the several bands that	Within 5 months,	Nothing more then
Covenant is currently negotiating	depending on the	Covenants operating
with dates of the CD's	finalized release	costs during that
time, $5,000 month

Have a contract with each of the	12 months	See above.
5 major record labels

If any of the steps above are not completed as presented in the preceding milestone table, it could delay the overall schedule and eliminate or reduce revenues during the next 12 months.

Music CD release dates could run months behind schedule, which would effect Covenant’s timeframe for protecting certain bands. Covenant might not be able to get contracts with all the major record labels.

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

ITEM 3 — CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II

Item 1. Legal Proceedings.

As of March 1, 2004 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

1.     Appin Holdings Ltd. v. Meier Studios (B.B.) Inc. and the Company (Supreme Court of British Columbia, Vancouver Registry, action # C992772, commenced June 1, 1999): under a written lease date March 31, 1998, Appin Holdings Ltd. Leased to Meier Studios (B.B.) Inc., movie studio premises located at 6228 Beresford Street, Burnaby, B.C. for a term of five years commencing April 1, 1998. Under a written agreement dated April 1, 1998, the Company agreed to guarantee the lease for a period of 12 months commencing April 1, 1998. The landlord terminated the lease on April 19, 1999, on the basis of its claim, which is disputed, that the tenant failed to pay rent in March and April 1999, and that two claims of builder’s liens were filed against the property. The landlord is claiming CDN$228,897.41 (US$153,880.61) against the Company pursuant to agreement, which the Company disputes. Since the Company’s guarantee expired on March 31, 1999, the Company calculates that its maximum exposure is CDN$61,634.53 (US$41,434.97), plus interest and costs.

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

3.     Ms. Renee Giesse. v. the Company, Meier Studio Management Inc., 532352 B.C. Ltd. and Dennis Rudd (Supreme Court of British Columbia, Vancouver Registry, action # C986645, commenced December 22, 1999): the plaintiff’s claim as against the Company and Meier Studio Management Inc. claiming unpaid wages of CDN $83,333.33 (US$56,816.88) plus damages for wrongful dismissal, interest and costs. In the statement of claim, the Ms. Giesse alleges that in December 1997 she agreed to be employed by the Company and it’s subsidiary, Meier Studio Management Inc., as a Vice President, Studio Management for the movie studios operated by the defendant in British Columbia. Ms. Giesse alleges that under the terms of the oral employment agreement she was to be paid a salary and benefits commensurate to similar industry executives. Ms. Giesse alleges that a commensurate salary is CDN $125,000 per annum plus the reimbursement of certain expenses. Ms. Giesse further alleges that she carried out her duties as Vice President from December 15, 1997 to August 18, 1998 when she was dismissed without cause. The plaintiff seeks damages in the amount of salary for the period of December 17, 1997 to August 18, 1998. Management denies each and every allegation fact contained in Ms. Giesse’s statement of claim. Specifically, management disputes that there was any employment agreement and believes that the claim is frivolous and without merit. Since the Company filed it’s statement of defense on January 18, 1999, there has been no further action taken by Ms. Giesse in relation to her claim.

4.     Michael McGowan v. the Company, Meier Studios (Lake City) Inc., Meier Worldwide Entertainment B.C. Ltd. and G.G. Studios Ltd. (Supreme Court of British Columbia, Vancouver Registry, action # C992476, commenced May 14, 1999): Mr. McGowan loaned CDN$40,000 (US$26,890.75) without specific terms as to interest and repayment to the Company on August 15, 1997. Mr. McGowan requested that the loan be repaid and when the Company did not comply, he commenced the above action. Prior to filing a statement of defense, the Company agreed to a consent judgment of CDN$43,552.49 (US$29,278.98) as at September 1, 1999, to make monthly payments of CDN$1,000.00 (US$672.26) commencing on October 1, 1999, to pay interest at 1% above the HSBC Canada Bank prime rate and to pay the balance on October 1, 2000. The loan and related accrued interest through January 31, 2003 is included in “Note payable and accrued interest in default” in the accompanying financial statements.

5.     Meier Studios Inc. v. 544553 B.C. Ltd. (Supreme Court of British Columbia, Vancouver Registry, action #C985401, commenced September 4, 1998). Meier Studios entered into a lease agreement with the defendant to lease 65,000 square foot building on lands owned by the defendant in Delta, British Columbia. Under the terms to the lease, the defendant was required to construct an addition to the existing building of approximately 115,000 square feet. Upon completion of the addition, the basic rent payable by Meier Studios Inc. was to increase to approximately $105,000 per month. In June of 1998, the defendant informed Meier Studios Inc. that the addition had been completed and demanded payment of additional rent. Meier Studios Inc. determined that the addition was not complete nor had the municipal government issued the necessary occupancy permits. Subsequently, the defendant informed Meier Studios Inc. that it had terminated the lease and blocked the plaintiff from accessing the premises. Meier Studios Inc. brought the action seeking a declaration that the lease was valid and requiring specific performance by the defendant. In October 1998, the defendant file its statement of defense and counterclaimed for damages against Meier Studios Inc. Specifically, the defendant sought damages in the amount of $308,040 (less $112,107.55 and $5,552.45 paid into court by Meier Studios Inc.) On November 1, 1998, the Company sold Meier Studios Inc. to Meier Entertainment Group Inc., a company controlled by the Company’s president, James Meier. While Meier Studios Inc. is no longer a subsidiary of the Company, the Company remains liable under the lawsuit as it acted as a guarantor on the original lease.

Item 2. Changes in Securities.

Sales of Unregistered Securities

In addition to the above, during the 3 month period ending April 30, 2004, we sold 61,000 shares of common stock at $0.50 for aggregate consideration of $30,500 to 6 accredited and/or sophisticated investors.

        We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

o	None of these issuances involved underwriters, underwriting discounts or commissions;

o	We placed restrictive legends on all certificates issued;

o	No sales were made by general solicitation or advertising;

o	Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.

        In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

o	Access to all our books and records.

o	Access to all material contracts and documents relating to our operations.

o	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

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

Meier Worldwide Intermedia Inc.

By:/s/ James Meier

James Meier
President, CEO and Chief Accounting Officer

Date: June 24, 2004