Form 10QSB
period 2004-07-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2004-10-20
CIK 1061316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

    (X)        Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended July 31, 2004

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

YES ( X )   NO ( )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 15, 2004

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

Meier Worldwide Intermedia Inc.
(A Developmental Stage Enterprise)
CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2004
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$624
Accounts receivable	757
Due from affiliate	2,445
Other	2,602

Total current assets	6,428
EQUIPMENT (net of accumulated depreciation of $4,946)	14,306

Marketable equity securities - Soloran, Inc. (net of unrealized loss of $7,870)	2,130

TOTAL	$22,864

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$78,504
Accounts payable - related party	27,322
Advance from shareholder	90,030
Notes payable and accrued interest in default	41,520

Total current liabilities	237,376

CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.001, 200,000,000 shares authorized;
17,929,244 shares issued and outstanding	17,929
Additional paid-in capital	900,964
Stock subscription receivable	(2,500)
Deferred stock compensation	--
Unrealized loss on marketable equity securities	(7,870)
Deficit accumulated during the development stage	(1,123,035)

Total stockholders' deficit	(214,512)

TOTAL	$22,864

See accompanying notes.

MEIER WORLDWIDE INTERMEDIA INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31, 2004	For the Nine Months Ended July 31, 2004	For the Three Months Ended July 31, 2003	For the Nine Months Ended July 31, 2003	For the period May 10, 2002 (date of incorporation) to July 31, 2004
REVENUES	$757	$80,757	$--	$--	$80,757

OPERATING EXPENSES:
Professional and consulting fees	25,162	116,236	6,100	31,450	420,682
Stock based compensation	0	288,300	37,300	609,850	724,850
Depreciation	928	2,563	--	--	4946
Interest	389	1,231	--	--	2,027
Other	3,987	33,496	13,087	14,408	51,287

Total operating expenses	30,466	441,826	56,487	655,708	1,203,792

NET LOSS	$(29,709)	$(361,069)	$(56,487)	$(655,708)	$(1,123,035)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.002)	$(0.02)	$(0.003)	$(0.04)

Shares used in computing net
loss per share - Basic and
diluted	17,929,000	17,903,000	16,637,000	16,489,000

See accompanying notes.

MEIER WORLDWIDE INTERMEDIA INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended July 31, 2004	For the Nine Months Ended July 31, 2003	For the period May 10, 2002 (date of incorporation) to July 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(361,069)	$(655,708)	$(1,123,035)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Depreciation	2,563	--	4,946
Compensation for services and expenses
contributed by shareholders	--	--	4,800
Stock based compensation and consulting	288,300	609,850	950,050
Changes in assets and liabilities, net:
Increase in other assets	(2,602)	--	(2,602)
Increase in accrued interest on note payable	1,231	--	2,027
Increase in accounts payable and accrued liabilities	28,182	(8,519)	28,379

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	(43,395)	(54,377)	(135,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(11,308)	--	(19,252)
Purchase of marketable securities	(10,000)	--	(10,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(21,308)	--	(29,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholder, net	1,500	15,000	93,030
Advances to affiliates	--	(26,719)	(26,719)
Proceeds from issuance of common stock	30,500	67,500	99,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,000	55,781	165,311

NET (DECREASE) INCREASE IN CASH	(32,703)	1,404	624

CASH AT BEGINNING OF PERIOD	33,327	944	--

CASH AT END OF PERIOD	$624	$2,348	$624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Stock issued in acquisition (see Note A):
Accounts payable and accrued expenses	$--	$--	$49,366
Accounts payable - related party	--	--	24,322
Due to Covenant Corporation, subsequently eliminated	--	--	24,274
Notes payable and accrued interest in default	--	--	39,494

Total	$--	$--	$137,456

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended October 31, 2003 contained in our Form 10-KSB.

Marketable Equity Securities

During the three months ended January 31, 2004, we purchased 3,000 shares of Soloran, Inc. (SNRN) for $10,000. We are not actively trading the shares but they are available for sale, therefore any unrealized gains and losses are recognized as a separate component of stockholders’ deficit. As of July 31, 2004, we have recorded $7,870 as an unrealized loss for the decrease in Soloran’s stock price.

Revenue Recognition

During the nine months ended July 31, 2004, we performed consulting services for which recognize as the services are performed.

NOTE B – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations and have a stockholders’ deficit of approximately $215,000 at July 31, 2004. We are also involved in certain litigation that could adversely impact our results of operations and cash flow if we are unable to prevail in such matters. Finally, we will require a significant amount of capital to proceed with our business plan. Accordingly, our ability to continue as a going concern is ultimately dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or to pay any adverse judgments that may arise from the contingencies discussed at Note D. Our plans will include attempts to raise public and/or private equity or debt financing. However, there is no assurance that we will be successful in attracting the necessary capital and/or if such capital will be offered on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C- OTHER RELATED PARTY TRANSACTIONS

Certain related parties periodically advance funds to us. These advances, which are reflected as related party accounts payable and shareholder advances in the accompanying consolidated balance sheet, are unsecured, non-interest bearing and due on demand.

During 2003, certain officers and consultants received, in lieu of cash, 6,575,500 shares of common stock valued at approximately $720,000 (based on the estimated fair value of the shares at date of issuance). Approximately $512,500 of this amount was immediately expensed; the remaining $207,500 was deferred to account for the value of services, office space and other expenses expected to be provided by these individuals over twelve months from the date of issuance. During the year ended October 31, 2003, $149,200 of the deferred amount was amortized to expense and an additional $58,300 was amortized to expense during the nine months ended July 31, 2004 leaving $0 to be expensed during the remainder of 2004.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of July 31, 2004 and statements of operations for the three and nine months ended July 31, 2004 and 2003 included with this Form 10-QSB.

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

All amounts are stated in US$.

We are a development stage company. We have recognized our first revenues from consulting of $80,757 during the nine months ended July 31, 2004. However we continue to experience losses and have an accumulated loss of approximately $1,123,000 from inception on May 10, 2002 through July 31, 2004. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At July 31, 2004, we had cash available of approximately $600 to fund future expenses. From May 10, 2002 through July 31, 2004, we raised approximately $100,000 through the sale of our common stock. Additionally, we borrowed approximately$90,000 from our shareholders. We have funded our development stage operations through these amounts.

As of Septemer 15, 2004 we only have enough cash on hand to satisfy our operating cash requirements for the next month. As a result we may reduce our operations and further delay payments our vendors. In order to remain operational and implement our business plan for the entire 12 month period, we will need an additional $200,000 We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don’t raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of July 31, 2004, we had assets of approximately $23,000 and liabilities of approximately $237,000. A portion of these liabilities totaling approximately $117,000 is owed to three of our shareholders. There are no notes. The debt is payable upon demand for no interest. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

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

PART II

Item 1. Legal Proceedings.

As of September 15, 2004 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

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

Meier Worldwide Intermedia Inc. By:/s/ James Meier —————————————— James Meier, President, CEO and Chief Accounting Officer Date: October 20, 2004