Form 10KSB
period 2004-10-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2005-02-17
CIK 1061316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
[X]       ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE
          ACT  OF  1934

                     For Fiscal Year Ended: October 31, 2004

                                       OR

[  ]      TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
           EXCHANGE  ACT  OF  1934

             For the transition period from      ___ to    ________
                                           ---------    -----------

         Commission  file  number:  000-27795


                         MEIER WORLDWIDE INTERMEDIA INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

                         Nevada                                   52-2079421
                         ------                                   ----------
          (State  or  other  jurisdiction                    (IRS  Employer
        of incorporation or organization)                    Identification No.)


          Ste  320-1100  Melville  Street
             Vancouver,  British  Columbia                    V6E  4A6
             -----------------------------                    --------

(Address  of  Principal  Executive  Offices)                 (Zip Code)


                                 (604) 689-7572
                                 --------------
                          (Company's Telephone Number)

Securities  registered  under  Section  12(b)  of  the  Act:  NONE
                                                              ----

Securities  registered  under  Section  12(g)  of  the Act: 13,692,244 shares of
                                                            --------------------
common  stock,  par  value  $.001  per  share
---------------------------------------------

         Check  whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check  if  there  is  no disclosure of delinquent filers in response to
Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  issuer's  revenues  for  its  most  recent fiscal year:  $80,756

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $5,081,309 as of January 31, 2005.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,692,244
                                                              ----------

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

         No documents are incorporated by reference into this Annual Report on Form 10-KSB.

         Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

TABLE  OF  CONTENTS

PART  I                                                                   4

ITEM  1.   DESCRIPTION  OF  BUSINESS                                      4
ITEM  2.   DESCRIPTION  OF  PROPERTY                                      6
ITEM  3.   LEGAL  PROCEEDINGS                                             6
ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS    8

PART  II                                                                  8

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED
           STOCKHOLDER  MATTERS                                           8
ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
           PLAN  OF  OPERATION                                            9
ITEM  7.   FINANCIAL  STATEMENTS                                         11
ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH
           ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE       21

PART  III                                                                21

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
           AND  CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION
           16(A)  OF  THE  EXCHANGE  ACT                                 22
ITEM  10.  EXECUTIVE  COMPENSATION                                       22
ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
           OWNERS  AND  MANAGEMENT                                       24
ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS  .         24
ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                         24
ITEM  14.  CONTROLS  AND  PROCEDURES             .                       24

SIGNATURES                                                               24

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

The Company was incorporated under the laws of the State of Nevada on June 17, 1997. On June 26, 2003, the Company acquired all the outstanding stock of Covenant Corporation, which was incorporated in the State of Nevada on May 10, 2002.

The Company is an integrated entertainment company. It is actively engaged in producing Feature Films, initially focusing on the production of several Feature Film Documentaries.

Through the Company's wholly owned subsidiary, Covenant Corporation, it provides technical solutions and consulting services to the entertainment industry in the areas of security, anti-piracy, promotions and online distribution and sales.

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

RISK  FACTORS
-------------

WE  ARE  A  DEVELOPMENT  STAGE  COMPANY.

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

Our business development is contingent upon raising debt or equity funding. We have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

- Our ability to generate sufficient cash flow or raise necessary capital to operate for the next 12 months or thereafter
-    Advertising  and  marketing  costs  that  may  exceed our current estimates
-    Unanticipated  development  expenses
- Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses, including advertising, sales, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

-     Total  assets,  liabilities,  and  equity
-     Total  revenues
-     Gross  and  operating  margins
-     Labor  costs

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

OUR OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CAN EXERT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Our executive officers and directors, and those of our subsidiary Covenant, and holders of 5% or more of our outstanding common stock beneficially own approximately 33% of our outstanding common stock. These individuals will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

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

SALES  OF  OUR  COMMON STOCK UNDER RULE 144 COULD REDUCE THE PRICE OF OUR STOCK.
--------------------------------------------------------------------------------

As of October 31, 2004, there are 7,893,768 shares of our common stock held by non-affiliates and 4,453,500 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY.

The Company's principal business office is located at 320-1100 Melville Street, Vancouver, British Columbia. The Company in the past paid rent to Corporate House Inc. in the amount of CDN $700.00 per month on a month-to-month basis for the above noted office space. We never had a written agreement and no monies are owed for past rent. We currently pay no rent as the agreement is that we will start paying rent when we are financially able to do so.

At the current time, the Company has no investments or interests in real estate, real estate mortgages, securities of or interests in persons primarily engaged in real estate activities.

ITEM  3.  LEGAL  PROCEEDINGS.

As of January 31, 2005 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

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

High  and  Low  Sales  Prices for each quarter within the last two fiscal years.

                                      HIGH               LOW
                              (Price  per  Share $)   (Price per Share $)

               Jan  03               .02                   .015
               Apr  03               .027                  .027
               July  03              .65                   .35
               Oct  03               .71                   .51
               Jan  04               .65                   .25
               Apr  04               .81                   .51
               July  04              .35                   .22
               Oct  04               .12                   .07

* The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Options
-------

On July 15, 2003 we issued options to acquire 1,700,000 shares to Mr. James Meier. On July 17, 2003 we issued options to acquire 1,000,000 shares to Mr. John Meier. The options are exercisable at a price of $.10 per share, payable in cash, commencing 90 days from the date of issuance and ending 3 years from the date of issuance.

Holders
-------

The number of recorded holders of the Company's common stock as of January 31, 2005 is approximately 166.

Dividends
---------

The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company currently intends to retain any earnings for the operation and development of its business.

Transfer  Agent
---------------

The Company's transfer agent is Nevada Agency & Trust Company, 50 West Liberty Street (Ste. 880), Reno, Nevada 89501, U.S. In January, 2005, the Company appointed Empire Stock Transfer Inc., 7251 West Lake Mead Blvd., Suite 300, Las Vegas, NV 89128, U.S.A. to be its transfer agent in place of Nevada Agency & trust Company


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

We are a development stage company. We have minimal revenues and an accumulated loss of approximately $1,156,617 from inception on May 10, 2002 through October 31, 2004. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At October 31, 2004, we have cash available of approximately $147 to fund future expenses. From May 10, 2002 through October 31, 2004, we raised approximately $82,000 through the sale of our common stock. Additionally, we borrowed $91,500 from our shareholders. We have funded our development stage operations through these amounts.

In order to remain operational at our current level for the entire 12 month period, we will need an additional $50,000. We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of October 31, 2004, we had assets of approximately $12,200 and liabilities of approximately $258,600. There are no notes. The debt is payable upon demand for no interest. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

Covenant is developing a service designed to counteract online piracy of music, video and software files. Covenant's primary service essentially uploads to pirate sites a large number of fictitious files with a music, video or software name, making it more difficult for visitors to the pirate site to download the real music, video or software they are attempting to pirate. At present, Covenant has no customers, and cannot predict when it will become a viable, revenue-generating operation.

The Company is in pre-production of the first of several planned documentary feature films. Our anticipated business development milestones for the next 12 months are set forth below.






Event. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Time       Total estimated cost
------                                                       ---------    ---------------------
Produce the first feature film documentary . . . . . .. . .  12 months        $  1 Million

Commence pre-production of the second feature film documentary  12 months  See above.





If any of the steps above are not completed as presented in the preceding milestone table, it could delay the overall schedule and eliminate or reduce revenues during the next 12 months.

Critical  Accounting  Policies
------------------------------

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

ITEM  7.  FINANCIAL  STATEMENTS.



MADSEN  & ASSOCIATES. CPA'S INC.                       684 East Vine  St.   #3
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS     Murray,  Utah  84107
                                                       Telephone  801-268-2632


Board  of  Directors
Meier  Worldwide  Intermedia  Inc.  and  Subsidiary
Vancouver,  B.C.  Canada

           REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

We have audited the accompanying consolidated balance sheet of Meier Worldwide Intermedia Inc. and subsidiary (development stage company) at October 31, 2004, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated balance sheet of the Company for the year ended October 31, 2003 and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended October 31, 2003 and the period from May 10, 2002 (date of inception of subsidiary) to October 31, 2003. Those statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amounts included for the Company, is based solely on the report of the other auditors

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meier Worldwide Intermedia Inc. and Subsidiary at October 31, 2004, and the results of operations and cash flows for the years ended October 31, 2004, and 2003 and the period May 10, 2002 (date of inception of subsidiary) to October 31, 2004, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


February  8,  2005                                 s/Madsen & Associates,
CPA's  Inc.
Murray,  Utah

                MEIER  WORLDWIDE  INTERMEDIA  INC.  AND  SUBSIDIARY
                          ( DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 OCTOBER 31, 2004


ASSETS
CURRENT  ASSETS
     Cash                                                        $      147
                                                                        ---

     Total  Current  Assets                                             147
                                                                        ---

EQUIPMENT - net of accumulated depreciation of $8,481                10,772
------

OTHER  ASSETS
    Available-for-sale  securities                                    1,350
                                                                      -----

                                                                 $   12,269
                                                                     ======

LIABILITIES  AND  STOCKHOLDERS'  DEFICIENCY
CURRENT  LIABILITIES
     Note  payable                                               $   32,431
     Accrued  interest  payable                                       9,361
     Accounts  payable                                              122,436
     Accrued  rent  payable                                          41,435
     Accounts  payable  -  related  parties                          52,979
--------
     Total  Current  Liabilities                                    258,642
-------

STOCKHOLDERS'  DEFICIENCY
     Common  stock
        200,000,000 shares authorized, at $0.001 par value;
        13,692,244  shares  issued  and  outstanding                 13,692
     Capital  in  excess  of  par  value                            886,702
     Stock  subscriptions  received                                  18,500
     Unrealized loss on available-for-sale  securities               (8,650)
     Deficit  accumulated  during  development  stage            (1,156,617)
                                                                 ----------

          Total  Stockholders'  Deficiency                         (246,373)
                                                                  ----------

                                                                   $  12,269
                                                                      ======

  The accompanying notes are an integral part of these financial statements

                 MEIER WORLDWIDE INTERMEDIA  INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED OCTOBER 31, 2004 AND  2003  AND  THE  PERIOD
        MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO OCTOBER 31, 2004


                                                                  MAY  10,  2002
                                        OCT 31,       OCT 31,       TO OCT 31,
                                         2004          2003            2004
                                         ----         ------           ----

REVENUES                              $  80,756   $        -       $  80,756
                                         ------     --------          ------

EXPENSES

   Professional and consulting          430,305      736,196       1,171,301
   Administrative                        39,005       18,530          57,591
   Depreciation                           6,098        2,383           8,481

                                        475,408      757,109       1,237,373
                                        -------      -------       ---------
NET  LOSS                           $  (394,652) $  (757,109)  $  (1,156,617)
                                        =======      =======       =========


NET  LOSS  PER  COMMON  SHARE


       Basic  and  diluted             $   (.03)   $   (.06)
                                        -------      -------



AVERAGE  OUTSTANDING   SHARES
     (stated  in  1,000's)

      Basic                               13,431      13,171
                                          ------      ------
      Diluted                             15,168      14,908
                                          ------      ------

    The accompanying notes are an integral part of these financial statements

                 MEIER WORLDWIDE INTERMEDIA  INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO OCTOBER 31, 2004

                                                 CAPITAL  IN
                                COMMON  STOCK     EXCESS  OF      ACCUMULATED
                              SHARES     AMOUNT   PAR  VALUE        DEFICIT
                              ------     ------   ----------      -----------

BALANCE MAY 10, 2002              -   $      -   $       -          $       -

Issuance of common stock
to founders for services
  -  at  $.0001             5,800,000    5,800      (4,800)                 -

Services and office expenses
contributed by shareholder          -        -       4,800                  -

Net operating loss May 10,
2002 to October 31, 2002            -        -           -            (4,856)

Issuance of common stock
for services and office
expenses
  at $.10 - January 2003    6,325,500    6,325     626,225                  -
  at $.35 - June 2003         250,000      250      87,250                  -

Issuance of common stock
for cash
  at $.25 - 2003              150,000      150      37,350                  -
  at $.50 - 2003               65,000       65      32,435                  -

Issuance of common stock
for acquisition of
Covenant  Corporation
 - June 25, 2003              617,744      618    (138,074)                 -

Net operating loss for
the year ended October
31, 2003                           -         -           -            (757,109)
                              ------      ----    --------            --------

BALANCE OCTOBER 31, 2003   13,208,244   13,208     645,186            (761,965)

Issuance of common stock
for cash
  at $.50 - April 2004         24,000       24      11,976                   -

Issuance of common stock
for services
  at $.50 - April 2004        460,000      460     229,540                   -

Net operating loss for
the year ended October
31, 2004                            -        -           -           (394,652)


BALANCE OCTOBER 31, 2004   13,692,244 $ 13,692  $  886,702        $(1,156,617)
                           ==========   ======    =======          ==========



    The accompanying notes are an integral part of these financial statements

                   MEIER WORLDWIDE INTERMEDIA  INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003 AND THE PERIOD
       MAY 10,  2002 (DATE OF INCEPTION OF SUBSIDIARY) TO OCTOBER 31, 2004


                                                               MAY  10,  2002
                                      OCT  31,     OCT  31,     TO  OCT  31,
                                        2004         2003           2004
                                      ------        ------     --------------
CASH FLOWS FROM
     OPERATING ACTIVITIES

Net  loss                         $  (394,652)  $  (757,109)    $(1,156,617)

   Adjustments to reconcile net
   loss to net cash provided by
   operating activities

Depreciation                            6,098         2,383           8,481
Capital contributions and capital
stock issued for services and
expenses                              288,300       661,750         955,850
Changes in accounts receivables         4,945             -           4,945
Changes in accounts payable            52,938        65,803         118,741


    Net Cash Provided (Used) in
           Operations                (42,371)       (27,173)        (68,600)
                                     --------     ---------         -------

CASH  FLOWS  FROM  INVESTING
ACTIVITIES
     Purchase office equipment       (11,309)        (7,944)        (19,253)
Purchase  available-for-sale
     securities                      (10,000)                       (10,000)
                                     --------                       --------
                                     (21,309)        (7,944)        (29,253)
--------                             -------         -------        --------

CASH  FLOWS  FROM  FINANCING
     ACTIVITIES

Proceeds  from  issuance  of  common
Common stock and stock
Subscriptions received                30,500         67,500          98,000
                                      ------         ------          -------
Net  Increase  (Decrease)  in  Cash  (33,180)        32,383             147
Cash  at  Beginning  of  Period       33,327            944               -
                                     --------       --------        --------

Cash  at  End  of  Period           $    147      $  33,327          $  147
                                     =======       ========           =====


NON  CASH  FLOWS  FROM  OPERATIONS

Issuance  of  5,800,000 shares common  capital stock for
Services - founders stock  -  2002                               $  1,000
Contributions  to  capital  -  expenses  -  2002                    4,800
Issuance  of 617,744 shares common capital stock -
Acquisition of Covenant - 2003                                   (137,456)
Issuance  of 6,575,000 shares common capital stock for
Services and expenses                                             720,050
Issuance  of  460,000  shares  common  capital  stock
For services - 2004                                               230,000

   The accompanying notes are an integral part of these financial statements.

                   MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2004


1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 17, 1997 with authorized capital stock of 200,000,000 shares at a par value of $0.001.

On June 26, 2003 the Company acquired all the outstanding stock of Covenant Corporation (Covenant).
Covenant was incorporated in the State of Nevada on May 10, 2002 for the purpose of developing tools to counteract the online piracy of video, music and software files.

For financial statement purposes, the transaction was treated as a reverse acquisition and a recapitalization with Covenant being treated as the acquirer. The Company issued one share of its common stock for each of Covenant's 12,590,500 outstanding shares. Immediately before the acquisition the Company had 617,744 shares outstanding and liabilities in excess of assets of approximately $137,456. The transaction was accounted for as a purchase, with no good will recognized, resulting in a deficiency of $137,456 which was reflected as an adjustment to stockholders' equity on the acquisition date.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  any policy regarding payment of dividends.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Principles  of  Consolidation
-----------------------------

The accompanying consolidated financial statements include the accounts of Covenant from its inception, and the Company for the period from June 26, 2003, the date of the reverse acquisition. All significant intercompany accounts and balances have been eliminated in consolidation.

Equipment
---------

Equipment is stated at cost. Major additions are capitalized, while minor additions and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight-line method of three and five years.

                   MEIER WORLDWIDE INTERMEDIA  INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 2004


2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Evaluation  of  Long-Lived  Assets
----------------------------------

The Company periodically reviews its long lived assets and makes adjustments, if the carrying value exceeds the fair value.

Income  Taxes
-------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On October 31, 2004 the Company had a net operating loss carryover of approximately $1,439,652 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $432,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.
The net operating loss carry forwards expire in various years through October 31, 2011 for Canadian reporting and October 31, 2024 for United States reporting.

Foreign  Currency  Translation
------------------------------

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. The functional currency is considered to be US dollars.

Revenue  Recognition
--------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising  and  Market  Development
-------------------------------------

The  company  expenses  advertising  and  market  development costs as incurred.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

     MEIER  WORLDWIDE  INTERMEDIA  INC.  AND  SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 2004



2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Reclassifications
-----------------

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Estimates  and  Assumptions
---------------------------

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

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130 which resulted in the showing of a temporary loss on available-for-sale securities under the Stockholders' Deficiency.

Stock-Based  Compensation
-------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees." and related interpretations.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTE  PAYABLE

On August 15, 1997 the Company received a loan from a non-related party. A legal action was started for collection of the amount due by the Company and a consent judgement was given by the company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $9,361 is shown in the balance sheet.

     MEIER  WORLDWIDE  INTERMEDIA  INC.  AND  SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 2004


4.   RELATED  PARTY  TRANSACTIONS

Officers-directors have acquired 33% of the outstanding stock of the Company and have made demand no interest loans to the Company of $27,667. Officers also have accrued accounts payable due them of $25,312 and have received options to purchase 2,700,000 common shares. (note 5)

The Company recognized $4,800 of non-cash compensation, as contributed capital, during the period May 10, 2002 through October 31, 2002.

During 2003 officers and consultants received 6,575,500 shares of common stock for services valued at $720,000 (based on the estimated fair value of the shares at date of issuance). $512,500 of this amount was expensed and the remaining $207,500 was deferred to account for the value of services, office space and other expenses expected to be provided by these individuals over twelve months from the date of issuance. During the year ended October 31, 2003, $149,200 of the deferred amount was expensed and $58,300 was expensed in 2004.

During 2003 the Company purchased office equipment from officers totaling $7,944 and during 2004 $11,309.

5.  CAPITAL  STOCK

During 2004 the Company issued 24,000 restricted common shares for cash of $12,000 and 460,000 restricted common shares for services of $230,000 and during April 2004 received $18,500 for the purchase of 37,000 restricted common shares which had not been issued by the report date.

6.   STOCK  BASED  COMPENSATION

During July 2003 the board of directors authorized the issuance of options to purchase 2,700,000 common shares , to related parties, at an exercise price of $.10 per share with an expiration date of three years after the grant date. The options were exercisable 90 days from issuance.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." and related interpretations.

The market value of the stock options granted in 2003 approximated the exercise price for such options, resulting in no stock compensation expense.
If the Company had measured the options under the fair value based method , in accordance with SFAS No. 123, the net pro-forma operating loss and loss per share amounts would have been unchanged.

              MEIER  WORLDWIDE  INTERMEDIA  INC.  AND  SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 2004



7.   CONTINUING  AND  CONTINGENT  LIABILITIES

The Company may be liable as a guarantor on a legal action against a former subsidiary in an amount of $41,435 and is shown as part of the accounts payables, which represents managements estimate of the potential liability. Management believes the potential litigation would not result in any material loss.

8.  GOING  CONCERN

On the balance sheet date the Company did not have the working capital necessary to service its debt and for its planned activity , which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company in its planned activity is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through receiving additional loans from related parties, and additional equity funding, which will enable the Company to operate during the coming year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  Applicable

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:






Name         Age               POSITION
-----------  ---  -----------------------------------


James Meier   33  PRESIDENT AND CHAIRMAN OF THE BOARD

Harry Evans   67  DIRECTOR



James Meier, 33, our founder, has been President and Director since our inception. James Meier was also the founder and president of Meier Entertainment Group Inc. From 1997 to the present, he has been managing our business. From 1990 to 1995 he served as a systems analyst with the Canadian Imperial Bank of Commerce in Vancouver. Mr. Meier has been a director of the British Columbia Motion Picture Association from 1996 to 1999, and is a voting member of the Academy of Canadian Cinema and Television.

Harry K. Evans, 67, was appointed Executive Vice President and Director in January 1998. He serves as United States and international liaison/consultant for us in Los Angeles. From 1990 through 1995 he was Chief Executive Officer and Chief Financial Officer of the American Society of Cinematographers and an executive with the Directors Guild of America for 15 years ending in 1998 and the International Photographers Guild of Hollywood. Since February 1995 Mr. Evans has also served as executive vice president of Meier Entertainment Group Inc. From 1993 through 1995 he was a labor relations consultant, primarily for the Union of British Columbia Performers.

Directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Covenant  Officers,  Directors  and  Significant  Consultants
-------------------------------------------------------------

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

STEVEN  TEGEDER
Mr. Tegeder spent the past 14 years with Viacom's MTV Networks where he held a position as Vice-President of National Advertising and Marketing.

Board  Committees
-----------------

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Legal  Proceedings
------------------

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Section  16(a)  of  the  Securities  Exchange  Act  of  1934,  as  amended
--------------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from November 1, 2002 through October 31, 2004, directors, executive officers and greater than 10% beneficial owners complied with all
Section  16(a)  filing  requirements  applicable  to  them.

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






Name and Address                Number of Shares of Common Stock  Percentage
------------------------------  --------------------------------  ----------

James Meier [1] [2]
Suite 320-1100 Melville Street
Vancouver, BC Canada V6E 4A6 .                         4,403,500       26.86

Harry Evans
1777 Via Verde Drive
Rialto, CA 92377 . . . . . . .                           250,000        1.53

John Meier [3] [4]
Suite 320-1100 Melville Street
Vancouver, BC Canada V6E 4A6 .                         2,500,000       15.25





[1] Owned by Meier Entertainment Group Inc., of which Mr. James Meier is the principal.

[2]  Includes  options  to acquire 1,700,000 shares commencing October 13, 2003.

[3]  Mr.  John  Meier  is  the  father  of  Mr.  James  Meier.

[4]  Includes  options  to acquire 1,000,000 shares commencing October 15, 2003.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 13,692,244 shares of common stock outstanding as of October 31, 2004.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Certain related parties periodically advance funds to us. These advances, which totaled approximately $91,500 at October 31, 2004 are unsecured, non-interest bearing and due on demand. Additionally, we owe certain shareholders approximately $53,000 for expenses incurred on our behalf.

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

Meier  Worldwide  Intermedia,  Inc.

By   /s/  James  Meier
  --------------------
James  Meier,  Chief  Executive Officer and Chief Financial Officer and Director


By:  /s/  Harry  Evans
     -----------------
Harry  Evans,  Director


Date:  February  16,  2005