Form 10QSB
period 2005-01-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2005-03-15
CIK 1061316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 (X)     Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005


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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 14, 2005

                                   14,142,244

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISES)

                              INDEX TO FORM 10-QSB


PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited):

                 Consolidated Balance Sheets as of January 31, 2005 and October 31, 2004 ........................................  4

                 Consolidated Statements of Operations for the three months ended January 31, 2005 and 2004, and the period May 10, 2002 (date of inception) to January 31, 2005........................................... 5

                 Consolidated Statements of Cash Flows for the three months ended January 31, 2005 and 2004, and the period May 10, 2002 (date of inception) to January 31, 2005........................................... 6


                 Notes to Consolidated Financial Statements ....................................................................  7


Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.......................... 12

Item 3.          Controls and Procedures ....................................................................................... 13


PART II.         OTHER INFORMATION


Item 1.          Legal Proceedings. ............................................................................................ 13
Item 2.          Changes in Securities. ........................................................................................ 15
Item 3.          Defaults Upon Senior Securities ............................................................................... 15
Item 4.          Submission of Matters to a Vote of Securities Holders ......................................................... 15
Item 5.          Other Information ............................................................................................. 15
Item 6.          Exhibits and Reports on Form 8-K .............................................................................. 15


Signatures                                                                                                                       15

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                          ( DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      JANUARY 31, 2005 AND OCTOBER 31, 2004

-------------------------------------------------------------------------------------------------------------------


                                                                                        JAN 31,           OCT 31,
                                                                                        2005               2004
                                                                                        ----               ----
ASSETS
CURRENT ASSETS
   Cash                                                                              $    923          $      147
                                                                                          ---                 ---

           Total Current Assets                                                           923                 147
                                                                                          ---                 ---

EQUIPMENT - net of accumulated depreciation                                             9,888              10,772
                                                                                        -----              ------
OTHER ASSETS
    Available-for-sale securities                                                       1,350               1,350
                                                                                        -----               -----

                                                                                     $ 12,161            $ 12,269
                                                                                     ========            ========
LIABILITIES AND STOCKHOLDERS'  DEFICIENCY
CURRENT LIABILITIES
     Note payable                                                                    $ 32,431            $ 32,431
    Accrued interest payable                                                            9,653               9,361
   Accounts payable                                                                   103,683             122,436
    Accrued rent payable                                                               41,435              41,435
    Accounts payable - related parties                                                 81,523              52,979
                                                                                       ------             -------
       Total Current Liabilities                                                      268,725             258,642
                                                                                      -------            --------

STOCKHOLDERS'  DEFICIENCY
   Common stock
        200,000,000 shares authorized, at $.001 par value;
        13,692,244 shares issued and outstanding                                       13,692             13,692
   Capital in excess of par value                                                     886,702            886,702
    Stock subscriptions received                                                       18,500             18,500
    Unrealized loss on available-for-sale securities                                   (8,650)            (8,650)
    Deficit accumulated during development stage                                   (1,166,808)        (1,156,617)
                                                                                    ------------      ----------

       Total  Stockholders'  Deficiency                                              (256,564)          (246,373)
                                                                                      ----------       ----------

                                                                                     $ 12,161           $ 12,269
                                                                                       =======            ======


    The accompanying notes are an integral part of these financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS -
         UNAUDITED FOR THE THREE MONTHS ENDED JANAURY 31, 2005 AND 2004
                                 AND THE PERIOD
       MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JANUARY 31, 2005


-------------------------------------------------------------------------------------------------------------------


                                                                                                       MAY 10, 2002
                                                                           JAN 31,         JAN 31,       TO JAN 31,
                                                                            2005            2004              2005
                                                                          -------         ---------          ------

REVENUES                                                               $        -        $   80,000        $ 80,756
                                                                          --------         ----------        ------

EXPENSES

   Professional and consulting                                               5,975            41,884      1,177,276
   Administrative                                                            3,332            58,047         60,923
   Depreciation                                                                884               707          9,365

                                                                            10,191           100,638       1,247,564
                                                                            ------           -------       ---------

NET  LOSS                                                                $ (10,191)        $ (20,638)  $ (1,166,808)
                                                                            ======            ======      =========



NET LOSS PER COMMON SHARE

     Basic and diluted                                                   $       -         $      -
                                                                           --------          -------


AVERAGE  OUTSTANDING   SHARES
     (stated in 1,000's)

      Basic                                                                  13,692           13,208
                                                                             -------          ------

      Diluted                                                                15,429           14,945
                                                                             -------          ------






   The accompanying notes are an integral part of these financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS -
              UNAUDITED FOR THE THREE MONTHS ENDED JANUARY 31, 2005
                             AND 2004 AND THE PERIOD
       MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JANUARY 31, 2005

-------------------------------------------------------------------------------------------------------------------



                                                                                                        MAY 10, 2002
                                                                                JAN  31,      JAN  31,   TO JAN 31,
                                                                                  2005          2003        2005
                                                                                -------       --------   ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

Net loss                                                                      $ (10,191)    $ (20,638)    $(1,166,808)

       Adjustments to reconcile net loss to
       net cash provided by operating
       activities


    Depreciation                                                                     884          707            9,365
    Capital contributions and capital stock issued for services and expenses           -       51,900          955,850
    Changes in accounts receivables                                                    -         (263)           4,945
    Changes in accounts payable                                                    10,083      21,476          128,824


          Net Cash Provided (Used) in Operations                                     776       53,182          (67,824)
                                                                                   ------      -------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES

     Purchase of office equipment                                                     -       (11,308)         (19,253)
     Purchase of available-for-sale securities                                        -       (10,000)         (10,000)
                                                                                ---------      ------           ------
                                                                                              (21,308)         (29,253)

CASH FLOWS FROM FINANCING
   ACTIVITIES

     Proceeds from issuance of common stock and stock
          subscriptions received                                                      -             -          98,000
                                                                                  -------    ---------         -------
   Net Increase (Decrease) in Cash                                                   776        31,874            923
   Cash at Beginning of Period                                                       147        33,327             -
                                                                                   ------  -----------      ----------

   Cash at End of Period                                                        $    923      $ 65,201          $ 923
                                                                                 ========      =======           ====

NON  CASH  FLOWS  FROM  OPERATIONS

    Issuance of 5,800,000 shares common  capital stock for services - founders stock - 2002                   $ 1,000
    Contributions to capital - expenses - 2002                                                                  4,800
    Issuance of 617,744 shares common capital stock - acquisition of Covenant - 2003                        (137,456)
    Issuance of 6,575,000 shares common capital stock for services and expenses - 2003                        720,050
    Issuance of 460,000 shares common capital stock for services -2004                                        230,000

   The accompanying notes are an integral part of these financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2005
--------------------------------------------------------------------------------


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

For financial statement purposes, the transaction was reported as a reverse acquisition and a recapitalization with Covenant being treated as the acquirer. The Company issued one share of its common stock for each of Covenant's 12,590,500 outstanding shares. Immediately before the acquisition the Company had 617,744 shares outstanding and liabilities in excess of assets of approximately $137,456. The transaction was accounted for as a purchase, with no good will recognized, resulting in a deficiency of $137,456 which was reflected as an adjustment to stockholders' equity on the acquisition date.

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2005
--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Equipment

Equipment is stated at cost. Major additions are capitalized, while minor additions and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight- line method of three and five years.

Evaluation of Long-Lived Assets

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

On January 31, 2005 the Company had a net operating loss carryover of approximately $1,460,290 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $438,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The net operating loss carry forwards expire in various years through October 31, 2011 for Canadian reporting and October 31, 2024 for United States reporting.

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

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2005

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Estimates and Assumptions

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2005

--------------------------------------------------------------------------------


4.   RELATED PARTY TRANSACTIONS

Officers-directors have acquired 33% of the outstanding stock of the Company and have made demand no interest loans to the Company of $56,211. Officers also have accrued accounts payable due them of $25,312 and have received options to purchase 2,700,000 common shares. (note 5)

5.  CAPITAL STOCK

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2005

--------------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of January 31, 2005 and statements of operations for the three and nine months ended January 31, 2005 and 2004 included with this Form 10-QSB.

We are a development stage company. We have minimal revenues and an accumulated loss of approximately $1,166,808 from inception on May 10, 2002 through January 31, 2005. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.


At January 31, 2005, we have cash available of approximately $923 to fund future expenses. From May 10, 2002 through January 31, 2005, we raised approximately $70,000 through the sale of our common stock. Additionally, we borrowed approximately $81,500 from our shareholders. We have funded our development stage operations through these amounts.

Our cash on hand resources as of February 28, 2005 is not sufficient to satisfy our operating cash requirements over the next 3 months. In order to remain operational at our current level for the entire 9 month period, we will need an additional $200,000. We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of January 31, 2005, we had assets of approximately $12,000 and liabilities of approximately $269,000. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

Plan of Operation

The Company is in preproduction of the first of several planned documentary feature films. Our anticipated business development milestones for the next 12 months are set forth below.

Event
------------------------------------------- -------------------------------- --------------------------------
Produce the first feature film documentary  12 months                        $1 Million
------------------------------------------- -------------------------------- --------------------------------
Commence pre-production of the              12 months                        See above.
second feature film documentary
------------------------------------------- -------------------------------- --------------------------------

If any of the steps above are not completed as presented in the preceding milestone table, it could delay the overall schedule and eliminate or reduce revenues during the next 12 months.

Covenant Corporation developing a service designed to counteract online piracy of music, video and software files. Covenant's primary service essentially uploads to pirate sites a large number of fictitious files with a music, video or software name, making it more difficult for visitors to the pirate site to download the real music, video or software they are attempting to pirate. At present, Covenant has no customers, and cannot predict when it will become a viable, revenue-generating operation.

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


Date: March 14, 2005