Form 10QSB
period 2005-04-30
MEIER WORLDWIDE INTERMEDIA INC
filed 2005-06-14
CIK 1061316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005


 ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____________ to ____________.



                         COMMISSION FILE NUMBER: 0-27795

                         MEIER WORLDWIDE INTERMEDIA INC.
               (Exact name of registrant as specified in charter)

            NEVADA                                        52-2079421
            ------                                        ----------
(State  or  other  jurisdiction  of     (I.R.S.  Employer  Identification  No.)
incorporation  or  organization)

                             360 ENGLISH BLUFF ROAD
                            DELTA, BC, CANADA V4M 2N1

                    (Address of principal executive offices)

                                 (604) 689-7572
                                 --------------

              (Registrant's Telephone Number, Including Area Code)

        Suite 320 - 1100 Melville Street, Vancouver, B.C., Canada, V6E 4A6
        -------------------------------------------------------------------
       (Former name, address, and fiscal year, if changed since last report)


Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES ( X )   NO (  )

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 10, 2005

                                   14,142,244


Transitional  Small  Business  Disclosure  Format:

                              YES ( )       NO (X)

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                ------------------------------------------------
                        (A DEVELOPMENT STAGE ENTERPRISES)
                        ---------------------------------

                              INDEX TO FORM 10-QSB






PART 1.                     FINANCIAL INFORMATION

Item 1... .  Consolidated Financial Statements (unaudited):

             Consolidated Balance Sheets as of April 30, 2005 and October 31, 2004.        4

             Consolidated Statements of Operations for the three and six months ended April 30, 2005 and 2004, and the period May 10, 2002 (date of
             inception) to April 30, 2005                                                  5

             Consolidated  Statements  of Cash  Flows for the six  months  ended
             April 30,  2005 and 2004,  and the  period  May 10,  2002  (date of
             inception)           to          April           30,           2005
             ________________________________________________________________ 6

             Notes to Consolidated Financial Statements .                                  7

Item 2..  .  Management's Discussion and Analysis of Financial Condition and
             Results of Operations .                                                      12

Item 3. . .  Controls and Procedures                .                                     13

PART II. ..  OTHER INFORMATION

Item 1.      Legal Proceedings.                                                           13
Item 2.      Changes in Securities.                                                       15
Item 3.. .   Defaults Upon Senior Securities              .                               15
Item 4.      Submission of Matters to a Vote of Securities Holders                        15
Item 5.      Other Information                                                            15
Item 6.. .   Exhibits and Reports on Form 8-K             .                               15

Signatures .                                                                              15

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                       APRIL 30, 2005 AND OCTOBER 31, 2004



                                                    APR  30,       OCT  31,
                                                     2005            2004
                                                     ----            ----
ASSETS
CURRENT  ASSETS
     Cash                                         $     172      $    147
                                                       ----           ---
     Total Current Assets                               172           147
                                                       ----           ---

EQUIPMENT - net of accumulated depreciation           9,004        10,772
                                                     ------        ------
OTHER  ASSETS
    Available-for-sale  securities                    1,350         1,350
                                                      -----         -----
                                                  $  10,526     $  12,269
                                                     ======        ======
LIABILITIES  AND  STOCKHOLDERS'  DEFICIENCY
CURRENT  LIABILITIES
    Note  payable                                 $  32,431     $  32,431
    Accrued  interest  payable                        9,934         9,361
    Accounts  payable                               170,075       122,436
    Accrued  rent  payable                           41,435        41,435
    Accounts  payable  -  related  parties           87,573        52,979
                                                     ------       -------
     Total  Current  Liabilities                    341,448       258,642
                                                    -------       -------

STOCKHOLDERS'  DEFICIENCY
  Common  stock
    200,000,000 shares authorized, at $.001 par value;
      13,692,244 shares issued and outstanding       13,692        13,692
      Capital  in  excess  of  par  value           886,702       886,702
      Stock  subscriptions  received                 18,500        18,500
      Unrealized loss on available-for-sale
          securities                                 (8,650)       (8,650)
      Deficit accumulated during
          development stage                      (1,241,166)   (1,156,617)
                                                 ----------    ----------

          Total  Stockholders'  Deficiency         (330,922)     (246,373)
                                                   --------     ----------

                                                  $  10,526     $  12,269
                                                   ========      ========


 The accompanying notes are an integral part of these financial  statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
       FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004 AND THE
     PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO APRIL 30, 2005



                        THREE MONTHS            SIX MONTHS        MAY 10, 2002
                        -------------          -----------
                     APR 30,    APR 30,     APR 30,     APR 30,     TO APR 30,
                      2005       2004       2005         2004          2005
                      ----       ----      ------       ------         -----

REVENUES            $     -   $     -     $      -  $   80,000       $  80,756
                     ------    ------       ------    --------          ------

EXPENSES

Professional and
  Consulting         72,155    49,190       78,130     91,074          530,981
Administrative        1,319    24,204        4,651     30,351           62,242
Depreciation            884       928        1,768      1,635           10,249
Stock  based
   compensation           -   236,400            -    288,300          718,450
                     ------   -------       ------    -------          -------
                     74,358   310,722       84,549    411,360        1,321,922
                     ------   -------       ------    -------        ---------

NET  LOSS         $ (74,358)$(310,722)   $ (84,549) $(331,360)    $(1,241,166)
                   ========  ========      =======  =========      ===========



NET  LOSS  PER  COMMON  SHARE

  Basic and diluted   $(.01)    $(.02)       $(.01)   $(.02)

AVERAGE  OUTSTANDING   SHARES
     (stated  in  1,000's)

  Basic              13,692     17,910       13,692   17,889
                     ------     ------       ------   ------
  Diluted            16,392          -       16,392        -
                     ------    -------       ------ --------



  The accompanying notes are an integral part of these financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
         FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004 AND THE PERIOD
        MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO APRIL 30, 2005



                                                                  MAY  10,  2002
                                        APR  30,     APR  30,     TO  APR  30,
                                          2005         2004           2005
                                         ------        ------      ------------
CASH  FLOWS  FROM
     OPERATING  ACTIVITIES

Net loss                             $  (84,549)   $ (331,360)    $ (1,241,166)

    Adjustments to reconcile net
      loss to net cash provided by
      operating activities

    Depreciation                          1,768         1,635           10,249
    Capital contributions and
       capital stock issued for
        services and expenses                 -       288,300          955,850
    Changes in accounts receivables           -        18,780            4,945
    Changes  in  accounts  payable       82,806             -          201,547
                                         ------       -------          -------
     Net Cash Provided (Used) in
         Operations                          25       (22,645)         (68,575)
                                         ------       -------          -------

CASH  FLOWS  FROM  INVESTING
ACTIVITIES

   Purchase of office equipment              -        (11,308)         (19,253)
   Purchase of available-for-sale
        securities                           -        (10,000)         (10,000)
                                          -----      --------          --------
                                             -        (21,308)         (29,253)
                                         ------      ---------         --------

CASH  FLOWS  FROM  FINANCING
     ACTIVITIES

     Proceeds from issuance of common
       stock and stock subscriptions
        received                            -          30,500           98,000
                                         -----        -------           ------
     Net Increase (Decrease) in Cash        25        (13,453)             172
     Cash  at  Beginning  of  Period       147         33,327                -
                                         -----       --------         --------

     Cash  at  End  of  Period        $    172      $  19,874           $  172
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


    The accompanying notes are an integral part of these financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2005


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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2005


2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

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

On April 30, 2005 the Company had a net operating loss carryover of approximately $1,534,648 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $460,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.
The net operating loss carry forwards expire in various years through October 31, 2012 for Canadian reporting and October 31, 2025 for United States reporting.

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2005



2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

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

3.  NOTE  PAYABLE

On August 15, 1997 the Company received a loan from a non-related party. A legal action was started for collection of the amount due by the Company and a consent judgement was given by the company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $9,934 is shown in the balance sheet.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2005



4.   RELATED  PARTY  TRANSACTIONS

Officers-directors have acquired 33% of the outstanding stock of the Company and have made demand no interest loans to the Company of $56,211. Officers also have accrued accounts payable due them of $31,362 and have received options to purchase 2,700,000 common shares.

5.  CAPITAL  STOCK

During 2004 the Company issued 24,000 restricted common shares for cash of $12,000 and 460,000 restricted common shares for services of $230,000 and during April 2004 received $18,500 for the purchase of 37,000 restricted common shares which had not been issued by the report date.

6.   STOCK  BASED  COMPENSATION

During July 2003 the board of directors authorized the issuance of options to purchase 2,700,000 common shares, to related parties, at an exercise price of $.10 per share with an expiration date of three years after the grant date. The options were exercisable 90 days from issuance.

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

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 2005



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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of April 30, 2005 and statements of operations for the three and six months ended April 30, 2005 and 2004 included with this Form 10-QSB.

We are a development stage company. We have minimal revenues and an accumulated loss of approximately $1,241,000 from inception on May 10, 2002 through April 30, 2005. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At April 30, 2005, we have cash available of approximately $172 to fund future expenses. From May 10, 2002 through April 30, 2005, we raised approximately $70,000 through the sale of our common stock. Additionally, we borrowed approximately $87,500 from our shareholders. We have funded our development stage operations through these amounts.

Our cash on hand resources as of May 31, 2005 is not sufficient to satisfy our operating cash requirements over the next 6 months. In order to remain operational at our current level for the entire 6 month period, we will need an additional $200,000. We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of April 30, 2005, we had assets of approximately  $10,500 and liabilities of
approximately  $341,000.   Management  anticipates  settling  substantially  all
current outstanding debt with existing creditors by issuing shares for debt.

Plan  of  Operation
-------------------

The Company is in pre-production of the first of several planned documentary feature films. Our anticipated business development milestones for the next 12 months are set forth below.


                                                                     Total
Event                                                   Time      estimated cost
---------                                             ---------  ---------------

Produce the first  feature  film  documentary         12 months    $ 1 Million
Commence pre-production  of  the  second  feature
 film documentary                                     12 months     See above.





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

PART  II

Item  1.  Legal  Proceedings.
          -------------------

As of May 31, 2005 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

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

4.   Michael  McGowan  v.  the  Company,  Meier  Studios (Lake City) Inc., Meier
Worldwide Entertainment B.C. Ltd. and G.G. Studios Ltd. (Supreme Court of British Columbia, Vancouver Registry, action # C992476, commenced May 14, 1999):
Mr. McGowan loaned CDN$40,000 (US$26,890.75) without specific terms as to interest and repayment to the Company on August 15, 1997. Mr. McGowan requested that the loan be repaid and when the Company did not comply, he commenced the above action. Prior to filing a statement of defense, the Company agreed to a consent judgment of CDN$43,552.49 (US$29,278.98) as at September 1, 1999, to make monthly payments of CDN$1,000.00 (US$672.26) commencing on October 1, 1999, to pay interest at 1% above the HSBC Canada Bank prime rate and to pay the balance on October 1, 2000. The loan and related accrued interest through April 30, 2003 is included in "Note payable and accrued interest in default" in the accompanying financial statements.


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

Item  2.  Changes  in  Securities.
          ------------------------

NONE

Item  3.  Defaults  upon  Senior  Securities.
          -----------------------------------

NONE

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
          ------------------------------------------------------------

NONE

Item  5.  Other  Information.
          -------------------

NONE

Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

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

Meier  Worldwide  Intermedia  Inc.


By:/s/  James  Meier
        James  Meier,  President,  CEO  and  Chief  Accounting  Officer

Date:  June  10,  2005