Form 10QSB
period 2005-07-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2005-09-20
CIK 1061316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934.

                         FOR THE QUARTERLY PERIOD ENDED
                                  July 31, 2005

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

                             360 ENGLISH BLUFF ROAD
                            DELTA, BC, CANADA V4M 2N1
                            -------------------------
                    (Address of principal executive offices)

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

YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 10, 2005 14,142,244

Transitional  Small  Business Disclosure Format:

                                 YES ( ) NO (X)

--------------------------------------------------------------------------------

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                ------------------------------------------------
                       (A DEVELOPMENT STAGE ENTERPRISES)


                              INDEX TO FORM 10-QSB


PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets as of July 31, 2005 and
         October 31, 2004.                                                    4

         Consolidated Statements of Operations for the three and
         nine months ended July 31, 2005 and 2004, and the period
         May 10, 2002 (date of inception) to July 31, 2005                    5

         Consolidated Statements of Cash Flows for the nine months
         ended July 31, 2005 and 2004, and the period May 10, 2002
         (date of inception) to July 31, 2005                                 6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 3.  Controls and Procedures                                             13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  13
Item 2.  Changes in Securities.                                              15
Item 3.  Defaults Upon Senior Securities                                     15
Item 4.  Submission of Matters to a Vote of Securities Holders               15
Item 5.  Other Information                                                   15
Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   15

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                       JULY 31, 2005 AND OCTOBER 31, 2004

                                                      JUL  31,        OCT  31,
                                                        2005            2004
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
    Cash                                             $       218    $       147
                                                     -----------    -----------
     Total Current Assets                                    218            147
                                                     -----------    -----------

EQUIPMENT - net of accumulated depreciation                8,120         10,772
                                                     -----------    -----------
OTHER ASSETS
    Available-for-sale securities                          1,350          1,350
                                                     -----------    -----------
                                                     $     9,688    $    12,269
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Note payable                                     $    32,431    $    32,431
    Accrued interest payable                              10,222          9,361
    Accounts payable                                     203,564        122,436
    Accrued rent payable                                  41,435         41,435
    Accounts payable - related parties                    88,218         52,979
                                                     -----------    -----------
     Total Current Liabilities                           375,870        258,642
                                                     -----------    -----------

STOCKHOLDERS' DEFICIENCY
  Common  stock
    200,000,000 shares authorized, at $.001
    par value;
      13,692,244 shares issued and outstanding            13,692         13,692
      Capital in excess of par value                     886,702        886,702
      Stock subscriptions received                        18,500         18,500
      Unrealized loss on available-for-sale
          securities                                      (8,650)        (8,650)
      Deficit accumulated during
          development stage                           (1,241,166)    (1,156,617)
                                                     -----------    -----------

          Total Stockholders' Deficiency                (366,182)      (246,373)
                                                     -----------    -----------

                                                     $     9,688    $    12,269
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
       FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004 AND THE PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JULY 31, 2005

                      THREE MONTHS             NINE MONTHS
                  ---------------------   -----------------------   MAY 10, 2002
                   JUL 31,     JUL 31,     JULY 31,     JULY 31,     TO JUL 31,
                    2005        2004         2005         2004          2005
                  ---------   ---------   ----------   ----------   -----------

REVENUES          $       -   $     757   $        -   $   80,757   $    80,756
                  ---------   ---------   ----------   ----------   -----------

EXPENSES

Professional and
  Consulting         18,170      25,162       96,300      116,236       549,151
Administrative       16,206       4,376       20,857       34,727        78,448
Depreciation            884         928        2,652        2,563        11,133
Stock based
  compensation            -           -            -      288,300       718,450
                  ---------   ---------   ----------   ----------   -----------
                     35,260      30,466      119,809      441,826     1,357,182
                  ---------   ---------   ----------   ----------   -----------

NET  LOSS         $ (35,260)  $ (29,709)  $ (119,809)  $ (361,069)  $(1,276,426)
                  =========   =========   ==========   ==========   ===========

NET LOSS PER COMMON SHARE

Basic and diluted                     $     -   $     -   $  (.01)   $     (.02)

AVERAGE OUTSTANDING SHARES
                                                (stated in 1,000's)

Basic                                  13,692    17,929    13,692        17,903
                                      -------   -------   -------    ----------
Diluted                                16,392         -    16,392             -
                                      -------   -------   -------    ----------

The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
         FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004 AND THE PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JULY 31, 2005

                                                                  MAY  10,  2002
                                        JUL  31,      JUL  31,     TO  JUL  31,
                                          2005          2004           2005
                                      -----------    -----------  --------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net loss                              $  (119,809)   $  (361,069)   $(1,276,426)

  Adjustments to reconcile net
   loss to net cash provided by
   operating activities

  Depreciation                              2,652          2,563         11,133
  Capital contributions and
   capital stock issued for
   services and expenses                        -        288,300        955,850
  Changes in accounts receivables               -         (2,602)         4,945
  Changes in accounts payable             117,228         30,913        235,969
                                      -----------    -----------    -----------
   Net Cash Provided (Used) in
    Operations                                 71        (41,895)       (68,529)
                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES

   Purchase of office equipment                 -        (11,308)       (19,253)
   Purchase of available-for-sale
    securities                                  -        (10,000)       (10,000)
                                      -----------    -----------    -----------
                                                -        (21,308)       (29,253)
                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES

   Proceeds from issuance of common
    stock and stock subscriptions
    received                                    -         30,500         98,000
                                      -----------    -----------    -----------
   Net Increase (Decrease) in Cash             71        (32,703)           218
   Cash at Beginning of Period                147         33,327              -
                                      -----------    -----------    -----------

   Cash at End of Period              $       218    $       624    $       218
                                      ===========    ===========    ===========

NON CASH FLOWS FROM OPERATIONS

 Issuance of 5,800,000 shares common capital stock
  for services - founders stock - 2002                                 $  1,000
 Contributions to capital - expenses - 2002                               4,800
 Issuance  of 617,744 shares common capital stock
  - acquisition of Covenant - 2003                                     (137,456)
 Issuance of 6,575,000 shares common capital stock
  for services and expenses -  2003                                     720,050
 Issuance of 460,000 shares common capital stock for services -2004     230,000


The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005
1. ORGANIZATION

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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Covenant from its inception, and the Company for the period from June 26, 2003, the date of the reverse acquisition. All significant intercompany accounts and balances have been eliminated in consolidation.

--------------------------------------------------------------------------------

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Equipment
---------

Equipment is stated at cost. Major additions are capitalized, while minor additions and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight-line method of three and five years.

Evaluation of Long-Lived Assets
-------------------------------

The Company periodically reviews its long lived assets and makes adjustments, if the carrying value exceeds the fair value.

Income Taxes
------------

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

On July 31, 2005 the Company had a net operating loss carryover of approximately $1,569,908 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $471,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The net operating loss carry forwards expire in various years through October 31, 2012 for Canadian reporting and October 31, 2025 for United States reporting.

Foreign Currency Translation
----------------------------

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. The functional currency is considered to be US dollars.

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

--------------------------------------------------------------------------------

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments
---------------------

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

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130 which resulted in the showing of a temporary loss on available-for-sale securities under the Stockholders' Deficiency.

Stock-Based Compensation
------------------------

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

--------------------------------------------------------------------------------

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2005

4. RELATED PARTY TRANSACTIONS

Officers-directors have acquired 33% of the outstanding stock of the Company and have made demand no interest loans to the Company of $56,856. Officers also have accrued accounts payable due them of $31,362 and have received options to purchase 2,700,000 common shares.

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

--------------------------------------------------------------------------------

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2005
8. GOING CONCERN

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

--------------------------------------------------------------------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of July 31, 2005 and statements of operations for the three and nine months ended July 31, 2005 and 2004 included with this Form 10-QSB.

We are a development stage company. We have minimal revenues and an accumulated loss of approximately $1,276,426 from inception on May 10, 2002 through July 31, 2005. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At July 31, 2005, we have cash available of approximately $218 to fund future expenses. From May 10, 2002 through July 31, 2005, we raised approximately $70,000 through the sale of our common stock. Additionally, we borrowed approximately $87,500 from our shareholders. We have funded our development stage operations through these amounts.

Our cash on hand resources as of Aug 31, 2005 is not sufficient to satisfy our operating cash requirements over the next 6 months. In order to remain operational at our current level for the entire 6 month period, we will need an additional $200,000. We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of July 31, 2005, we had assets of approximately $9,700 and liabilities of approximately $376,000. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.


Plan of Operation
-----------------

The Company is in pre-production of the first of several planned documentary feature films. Our anticipated business development milestones for the next 12 months are set forth below.

                                                                      Total
  Event                                                 Time      estimated cost
---------                                             ---------   --------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Meier Worldwide Intermedia Inc.


By: /s/  James  Meier
         James  Meier,  President,  CEO  and  Chief  Accounting  Officer

Date:    September  10,  2005

--------------------------------------------------------------------------------