Form 10KSB
period 2005-10-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2006-02-15
CIK 1061316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For Fiscal Year Ended: October 31, 2005
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                          Ste 320-1100 Melville Street
                      Vancouver, British Columbia V6E 4A6
                      -----------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (604) 689-7572
                                 --------------
                          (Company's Telephone Number)

           Securities registered under Section 12(b) of the Act: NONE

   Securities registered under Section 12(g) of the Act: 13,682,244 shares of common stock, par value $.001 per share
                    ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $757

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

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,682,244


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

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

  TABLE OF CONTENTS

  PART I
  ITEM 1. DESCRIPTION OF BUSINESS                                              4
  ITEM 2. DESCRIPTION OF PROPERTY                                              6
  ITEM 3. LEGAL PROCEEDINGS                                                    8
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  8

  PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             8
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            9
  ITEM 7. FINANCIAL STATEMENTS                                                12

  PART III
  ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;       21
 COMPLIANCE WITH SECTION16(A) OF THE EXCHANGE ACT
  ITEM 9. EXECUTIVE COMPENSATION                                              22
  ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                           22
  ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     24
  ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K                                   24
  ITEM 13. CONTROLS AND PROCEDURES                                            24

  Exhibit 31.1                                                                25
  Exhibit 32.1                                                                26

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

SALES OF OUR COMMON STOCK UNDER RULE 144 COULD REDUCE THE PRICE OF OUR STOCK. As of October 31, 2005, there are 7,893,768 shares of our common stock held by non-affiliates and 4,453,500 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities.

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

ITEM 3. LEGAL PROCEEDINGS.

As of January 31, 2006 the following lawsuits and claims have been made against the Company and/or subsidiaries of the Company:

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

High and Low Sales Prices for each quarter within the last two fiscal years.


                                   HIGH                 LOW
                            (Price per Share $)   (Price per Share $)

               Jan 04               .65                .25
               Apr 04               .81                .51
              July 04               .35                .22
               Oct 04               .12                .07
               Jan 05               .93                .90
               Apr 05               .11                .08
              July 05               .07                .04
               Oct 05               .09                .05

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

Holders
--------

The number of recorded holders of the Company's common stock as of January 31, 2006 is approximately 160.

Dividends
----------

The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company currently intends to retain any earnings for the operation and development of its business.

Transfer Agent
---------------

The Company's transfer agent is West Coast Stock Transfer, 850 West Hastings Street, Suite 302, Vancouver, BC V6C 1E1.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We are a development stage company. We have minimal revenues and an accumulated loss of approximately $1,520,560 from inception on May 10, 2002 through October 31, 2005. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At October 31, 2004, we have cash available of approximately $154 to fund future expenses. From May 10, 2002 through October 31, 2005, we raised approximately $82,000 through the sale of our common stock. Additionally, we borrowed $164,963 from our shareholders. We have funded our development stage operations through these amounts.

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

As of October 31, 2005, we had assets of approximately $6,584 and liabilities of approximately $383,300. There are no notes. The debt is payable upon demand with no interest. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

Covenant was developing a service designed to counteract online piracy of music, video and software files. Covenant's primary service essentially uploads to pirate sites a large number of fictitious files with a music, video or software name, making it more difficult for visitors to the pirate site to download the real music, video or software they are attempting to pirate. However, since the Company's financial year end it is looking at acquiring other possible business ventures.

Critical Accounting Policies
-----------------------------

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

Meier Worldwide Intermedia Inc. and Subsidiary
Vancouver, B.C.  Canada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheet of Meier Worldwide Intermedia Inc. and subsidiary (development stage company) at October 31, 2005, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the years ended October 31, 2005 and 2004 and the period from May 10, 2002 (date of inception of subsidiary) to October 31,2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meier Worldwide Intermedia Inc. and Subsidiary at October 31, 2005, and the results of operations and cash flows for the years ended October 31,2005, and 2004 and the period May 10,2002 (date of inception of subsidiary) to October 31, 2004, in conformity with generally accepted accounting principles.

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


February 15, 2006
/s/ Madsen & Associates, CPA's Inc.
Murray, Utah

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2005
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash                                                             $      154


      Total current assets                                              154
                                                                 -----------

EQUIPMENT - net of accumulated depreciation                           4,660
                                                                 -----------
OTHER ASSETS
 Available-for-sale securities                                        1,770
                                                                 -----------


                                                                 $    6,584
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Note payable                                                     $   32,431
Accrued interest payable                                             10,754
Accounts payable                                                    133,718
Accrued rent payable                                                 41,435
Accounts payable - related party                                    164,962
                                                                 -----------
      Total current liabilities                                     383,300
                                                                 -----------


STOCKHOLDERS' DEFICIT:
Common stock
  200,000,000 shares authorized, at $0.001 par value;
  13,682,244 shares issued and outstanding                           13,682
Capital in excess of par value                                    1,130,212
Deficit accumulated during the development stage                 (1,520,610)
                                                                 -----------
  Total stockholders' deficit                                      (376,716)
                                                                 -----------

                                                                 $    6,584
                                                                 ===========

                See notes to consolidated financial statements.

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Years Ended October 31, 2005
                      and 2004 and the Period may 10, 2002
                        (date of inception of subsidiary)
                               to October 31, 2005

                                                                      May 10, 2002 to
                                    October 31, 2005      October 31, 2004    October 31, 2005
                                    ----------------      ----------------    ----------------

REVENUES                            $             -       $        80,756     $        80,756
                                    ----------------      ----------------    ----------------

OPERATING EXPENSES:
Professional and consulting                 321,300               430,305           1,492,601
Administration                               26,959                37,502              83,047
Depreciation                                  6,111                 6,098              14,592
Interest                                      1,393                 1,503               2,896
Unrealized loss on securities                 8,230                     -               8,230
                                    ----------------      ----------------    ----------------
     Total operating expenses               363,993               394,652           1,520,610
                                    ----------------      ----------------    ----------------

NET LOSS                            $      (363,993)      $      (394,652)    $    (1,520,610)
                                    ================      ================    ================

NET LOSS PER COMMON SHARE

  Basic and diluted                 $         (0.03)      $         (0.03)
                                    ================      ================


Shares used in computing net
loss per share
    Basic                                    13,682                13,431
    diluted                                  16,382                16,131
                                    ================      ================

                See notes to consolidated financial statements.

                         MEIER WORLDWIDE INTERMEDIA INC.
                        (A Development Stage Enterprise)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) Period May
      10, 2002 (date of inception of subsidiary) to October 31, 2005



                                                 Common Stock             Capital in
                                         ---------------------------      Excess of      Accumulated
                                           Shares          Amount         Par Value       Deficit
                                         -----------     -----------     -----------    ------------

BALANCES, MAY 10, 2002                            -      $        -      $        -     $         -

Issuance of Common stock to founders
For services - at $.0001                  5,800,000           5,800          (4,800)              -
Services and office expenses
Contributed by shareholder                        -               -           4,800               -

Net operating loss May 10, 2002                   -               -               -          (4,856)
To October 31, 2002

Issuance of Common stock for services
  and office expenses
   at $0.10 - January 2003                6,325,500           6,325         626,225               -
   at $0.35 - June 2003                     250,000             250          87,250               -

Issuance of Common stock for cash
   at $0.25 - 2003                          150,000             150          37,350
   at $0.50 - 2003                           65,000              65          32,435               -

Issuance of common stock for acquisition
   Of Covenant Corporation-June 25, 2003    617,744             618        (138,074)              -

Net operating loss for the years
Ended October 31, 2003                            -               -               -        (757,109)

Issuance of common stock for cash
at $0.50 - April 2004                        24,000              24          11,976               -

Issuance of common stock for
Services at $0.50 - April 2004               460,000            460         229,540               -

Net Operating loss for the year
Ended October 31, 2004                             -              -               -        (394,652)
                                        -------------    -----------     -----------    ------------


BALANCE   OCTOBER 31, 2004                13,692,244     $   13,692      $  886,702      (1,156,617)
                                        =============    ===========     ===========    ============

Return and cancellation of shares           (500,000)          (500)            500               -
Issuance of common stock for
Services at $.50                             450,000            450         224,550               -
Issuance of common stock for cash
At $.46                                       40,000             40          18,460               -
Net operating loss for the year ended
October 31, 2005                                   -              -               -        (363,993)
                                        -------------    -----------    ------------    -----------

BALANCE OCTOBER 31, 2005                  13,682,244     $   13,682     $ 1,130,212      (1,520,610)
                                        =============    ===========    ============    ============

   The accompanying notes are an integral part of these financial statements

                  MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended October 31, 2005 and 2004
                   and the Period May 10, 2002 (date of inception
                       of subsidiary) to October 31, 2005


                                                                                                          May 10, 2002 to
                                                              Oct 31, 2005          Oct 31, 2004            Oct 31, 2005
                                                             --------------        --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $    (363,993)        $    (394,652)          $  (1,520,610)
Adjustments to reconcile net loss to net cash Provided
 by operating activities:
   Depreciation                                                      6,111                 6,098                  14,592
   Capital contributions and capital stock issued
      For services and expenses                                    225,000               288,300               1,180,850
   Unrealized loss on securities                                     8,230                     -                   8,230
   Changes in accounts receivables                                       -                 4,945                   4,945
   Changes in accounts payable                                     124,659                52,938                 240,900
                                                             --------------        --------------          --------------
NET CASH PROVIDED (USED) IN OPERATIONS                                   7               (42,371)                (71,093)
                                                             -------------        ---------------          --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase office equipment                                             -               (11,309)                (19,253)
                                                             --------------        --------------          --------------

   Purchase available-for-sale securities                                -               (10,000)                (10,000)
                                                             --------------        --------------          --------------
                                                                         -               (21,309)                (29,253)
                                                             --------------        --------------          --------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (Decrease) in cash                                       7               (33,180)                    154
   Cash at Beginning of Period                                         147                33,327                       -
   Proceeds from issuance of common stock                                -                30,500                 100,500
                                                             --------------        --------------          --------------
   Cash at End of Period                                               154                   147                     154
                                                             ==============        ==============          ==============

NON CASH FLOWS FROM OPERATIONS

   Issuance of 5,800,000 shares common capital stock for services - founders stock - 2002                  $       1,000
   Contributions to capital - expenses - 2002                                                                      4,800
   Issuance of 617,744 shares common capital stock - acquisition of Covenant - 2003                             (137,456)
   Issuance of 6,575,000 shares common capital tock for services and expenses - 2003                             720,050
   Issuance of 460,000 shares common capital stock for services - 2004                                           230,000
   Issuance of 450,000 shares common capital stock for services - 2005                                           225,000

   The accompanying notes are an integral part of these financial statements

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                          (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2005
================================================================================

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

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts arc shown in the report.

Principles of Cansolidatim


The accompanying consolidated financial statements include the accounts of Covenant from its inception, and the Company for the period from June 26, 2003_ the date of the reverse acquisition. All significant intercompany accounts and balances have been eliminated in consolidation.

Equipment

Equipment consists of computers and office improvements and are stated at cost. Major additions are capitalized, while minor additions and repairs, which do not extend the useful life ()fan asset, are expensed as incurred. Depreciation is provided using the straight-line method of three and five years.

                MEIER WORLDWIDE INTERMEDIA INC. AND SULISIDIARY
                          (Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                October 31, 2005
================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Evaluation of Long-lived Assets

The Company periodically reviews its long lived assets and makes adjuetnienls, if the carrying value exceeds the fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities arc determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not. that such tax benefits will not be realized.

On October 3.1, 2005 the Company had a net operating loss carryover of approximately $1,795,415 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $539,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The net operating loss carry forwards expire in various years through October 31, 2012 for Canadian reporting and October 31, 2025 for United States reporting.

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

Advertising and Market Development

The company expenses advertising and market development costs us incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                October 31, 2005
================================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing Financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions aliect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Comprehensive Income

The Company adopted Statement or Financial Accounting Standards No. 130 which resulted in the showing of a temporary Ioss on available-for-sale securities under the Stockholders' Deficiency. During the year ended October 30, 2005 there was a decrease in the value of the available-for-sale securities held by the Company, which was considered to be other than temporary and therefore the amount of the decrease was expensed.

Stock-Based Compensation

SEAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such an angements under APB Opinion No. 25, "Accounting for Stock Issued to Employees." and related interpretations.

Recent Aecountin Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. NOTE PAYABLE

On August 15, 1997 the Company received a loan from a non-related party. A. legal action was started for collection of the amount duo by the Company and a consent judgement was given by the company agreeing to monthly payments of $672.26 including interest at 1% above the IISBC Canada Bank prime rate with payments starting October I, 1999. No payments have been made and the note is in deErult, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $10,754 is shown in the balance sheet.

                 MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                October 31, 2005
================================================================================

4. RELATED PARTY TRANSACTIONS

Officers-directors have acquired 33% of the outstanding stock of the Company and have made demand no interest loans to the Company of $164,962, and have received options to purchase 2,700,000 common shares. (note 6)

5. CAPITAL STOCK

During 2004 the Company issued 24,000 common shares, in a private placement, for $12,000 and 460.000 restricted common shares for services of $230,000 and during 2005 the Company issued 40,000 common shares, in a private placement, for $18,500.

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

If the Company had measured the options under the fair value based method , in accordance with ShAS No. 123, the net pro-forma operating loss and loss per share amounts would have been unchanged.

7. CONTINUING AND CONTINGENT LIABILITIES

The Company may he liable as a guarantor on a legal action against a former subsidiary in an amount of $41,435 and is shown as part of the accounts payables, which represents managements estimate of the potential liability. Management believes the potential litigation would not result in any material loss.

8. GOING CONCERN

On the balance sheet date the Company did not have the working capital necesstuy to service its debt and for its planned activity , which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company in its planned activity is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through receiving additional loans from related parties, additional equity funding, and the settlement of debt due the running of the statute of limitations, which will enable the Company to operate during the coming year.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

       Name             Age                     Position
       -----------     ------       -----------------------------------
       James Meier       34         PRESIDENT AND CHAIRMAN OF THE BOARD
       Harry Evans       68         DIRECTOR

James Meier, 34, our founder, has been President and Director since our inception. James Meier was also the founder and president of Meier Entertainment Group Inc. From 1997 to the present, he has been managing our business. From 1990 to 1995 he served as a systems analyst with the Canadian Imperial Bank of Commerce in Vancouver. Mr. Meier has been a director of the British Columbia Motion Picture Association from 1996 to 1999, and is a voting member of the Academy of Canadian Cinema and Television.

Harry K. Evans, 68, was appointed Executive Vice President and Director in January 1998. He serves as United States and international liaison/consultant for us in Los Angeles. From 1990 through 1995 he was Chief Executive Officer and Chief Financial Officer of the American Society of Cinematographers and an executive with the Directors Guild of America for 15 years ending in 1998 and the International Photographers Guild of Hollywood. Since February 1995 Mr. Evans has also served as executive vice president of Meier Entertainment Group Inc. From 1993 through 1995 he was a labor relations consultant, primarily for the Union of British Columbia Performers.

Directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Covenant Officers, Directors and Significant Consultants
---------------------------------------------------------

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

Section 16(a) of the Securities Exchange Act of 1934, as amended
-----------------------------------------------------------------

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


ITEM 9. EXECUTIVE COMPENSATION.

No officers or directors of the Company have employment contracts with the company but do have stock as noted. Directors are not presently reimbursed for expenses incurred in attending Board meetings.


ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

                                            Number of Shares
      Name and Address                      of Common Stock       Percentage
      James Meier [1] [2]
      Suite 320-1100 Melville Street
      Vancouver, BC Canada V6E 4A6.              4,403,500          26.86

      Harry Evans
      1777 Via Verde Drive
      Rialto, CA 92377                             250,000           1.53

      John Meier [3] [4]
      Suite 320-1100 Melville Street
      Vancouver, BC Canada V6E 4A6.              2,500,000          15.25

[1] Owned by Meier Entertainment Group Inc., of which Mr. James Meier is the principal.

[2] Includes options to acquire 1,700,000 shares commencing October 13, 2003.

[3] Mr. John Meier is the father of Mr. James Meier.

[4] Includes options to acquire 1,000,000 shares commencing October 15, 2003.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 13,682,244 shares of common stock outstanding as of October 31, 2005.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain related parties periodically advance funds to us. These advances, which totaled approximately $164,963 at October 31, 2005 are unsecured, non-interest bearing and due on demand.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, James Meier

32.1 Section 1350 Certification, James Meier

ITEM 13. CONTROLS AND PROCEDURES

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

SIGNATURES
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meier Worldwide Intermedia, Inc.


  By /s/ James Meier
  ------------------
  James Meier, Chief Executive Officer and Chief Financial Officer and Director

  By: /s/ Harry Evans
  -------------------
  Harry Evans, Director


  Date:14th February, 2006