Form 10QSB
period 2006-01-31
MEIER WORLDWIDE INTERMEDIA INC
filed 2006-03-17
CIK 1061316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549
                                   FORM 10-QSB

          [X] Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934.

                         FOR THE QUARTERLY PERIOD ENDED
                                January 31, 2006

          [ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____________ to___________.

  COMMISSION FILE NUMBER: 0-27795

                        MEIER WORLDWIDE INTERMEDIA INC.
                       ---------------------------------
               (Exact name of registrant as specified in charter)

            NEVADA                                     52-2079421
            ------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                             360 ENGLISH BLUFF ROAD
                            DELTA, BC, CANADA V4M 2N1
                            -------------------------
                    (Address of principal executive offices)

                                 (604) 689-7572
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28 2006 13,682,244, unaltered from the October 31, 2005 year end.

Transitional Small Business Disclosure Format:

                                 YES [ ] NO [X]

                MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARIES
                ------------------------------------------------

                        (A DEVELOPMENT STAGE ENTERPRISES)
                              INDEX TO FORM 10-QSB

   PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (un-audited):                             Page
Consolidated Balance Sheets as of January 31, 2006 and January 31, 2005               5

Consolidated Statements of Operations for the three months ended January 31,
2006 and 2005, and the period May 10, 2002 (date of inception) to January 31,
2006                                                                                  6

Consolidated Statements of Cash Flows for the three months ended January
31, 2006 and 2005, and the period May 10, 2002 (date of inception) to January
31, 2006                                                                              7

Statement of Changes in Stockholders Equity                                           8

Notes to Consolidated Financial Statements                                          9 - 13

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                                      14 - 15

Item 3. Controls and Procedures                                                      16

   PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                           17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.                 18

Item 3. Defaults Upon Senior Securities                                              18

Item 4. Submission of Matters to a Vote of Securities Holders                        18

Item 5. Other Information                                                            18

Item 6. Exhibits and Reports on Form 8-K                                           19 - 21

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

                          PART I FINANCIAL INFORMATION

MADSEN & ASSOCIATES, CPA's INC.
Certified Public Accountants and Business Consultants
684 East Vine St. #3
Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

                         REPORT ON REVIEW BY INDEPENDENT
                         -------------------------------
                          CERTIFIED PUBLIC ACCOUNTANTS
                          -----------------------------

The Board of Directors
Meier Worldwide Intermedia

We have reviewed the balance sheet of the above Company as of January 31, 2006 and the related statements of operations and cash flows for the periods then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United State of America.

/s/ Madsen & Associates CPA's Inc.
----------------------------------
Madsen & Associates CPA's Inc.

Salt Lake City, Utah
March 10, 2006

MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)
UNAUDITED

CONSOLIDATED BALANCE SHEET
as at:

ASSETS
CURRENT ASSETS                                                  31 Jan 2006            31 Jan 2005
                                                              --------------         ---------------

   Cash                                                       $          152         $           923
                                                              --------------         ---------------
   Total Current As sets                                      $          152         $           923

EQUIPMENT                                                     $        3,056         $         9,888

- net of accumulated depreciation of $12,017 (2004:$8,481)

OTHER ASSETS

   Available-for-sale securities                              $        1,770         $         1,350
                                                              --------------         ---------------
                                                              $        4,978         $        12,161
                                                              --------------         ---------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $       32,431         $        32,431
CURRENT LIABILITIES

    Note payable
    Accrued interest payable                                  $       11,244         $         9,653
    Accounts payable                                          $      141,892         $       103,583
    Accrued rent payable                                      $       41,435         $        41,435
    Accounts payable - related parties                        $      164,993         $        81,623
                                                              --------------         ---------------
    Total Current Liabilities                                 $      391,995         $       268,725

STOCKHOLDERS' DEFICIENCY

   Common stock                                               $       13,682         $        13,692
     200,000,000 shares authorized, at $0.001 par value;
     13,682,244 shares issued and outstanding
    Capital in excess of par value                            $    1,130,212         $       886,702
    Stock subscriptions received                              $            -         $        18,500
    Unrealized loss on available-for-sale securities          $            -         $        (8,650)
    Deficit accumulated during development stage              $   (1,530,912)        $    (1,166,808)
                                                              --------------         ---------------
       Total Stockholders' Deficiency                         $     (387,018)        $      (256,564)
                                                              --------------         ---------------
                                                              $        4,978         $        12,161
                                                              ==============         ===============

   The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED January 31, 2006 AND 2005 AND THE PERIOD
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JANUARY 31, 2006
UNAUDITED

                                                                                  Jan 10-May-02
                                                      Jan 31          Jan 31        to 31-Jan
                                                       2006            2005           2006
                                                  -------------    ------------   -------------
REVENUES                                          $           -    $          -   $      80,756

 EXPENSES

 Professional and consulting                      $           -    $      5,975   $   1,492,601
  Administrative                                  $       8,207    $      3,332   $      91,254
  Depreciation                                    $       1,604    $        884   $      16,197
                                                  --------------   ------------   -------------
                                                  $       9,812    $     10,191   $   1,600,052
                                                  --------------   ------------   -------------
NET LOSS FROM OPERATIONS                          $       9,812    $     10,191   $   1,519,296
OTHER
Interest                                          $        (490)   $          -   $      (3,386)
Loss in Investment - unrealized                   $           -    $          -   $      (8,230)
                                                  --------------   ------------   -------------
NET LOSS                                          $      (10,301)  $    (10,191)  $  (1,530,912)
                                                  --------------   ------------   -------------
NET LOSS PER COMMON SHARE


Basic and diluted                                          (0.00)         (0.00)
AVERAGE OUTSTANDING SH,(stated in 1,000's)
    Basic                                                 13,682         13,592
    Diluted                                               16,392         15,429

   The accompanying notes are an integral part of these financial statements

MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED JANUARY 31, 2006 AND 2005 AND THE PERIOD
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JANUARY 31, 2006
UNAUDITED

                                                                                10-May-02
                                               31 Jan         31 Jan            to 31-Jan
                                                2006           2005               2006
                                           ------------   --------------     -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES
Net loss                                   $    (10,301)   $    (10,191)     $  (1,530,911)

  Adjustments to reconcile net
  loss to net cash provided by
  operating activities                     $          -    $          -
Depreciation                               $      1,604    $        884      $      16,196
Unrealized Loss in Investment              $          -    $          -      $       8,230
stock issued for services and              $          -    $          -
expenses                                   $          -    $          -      $   1,180,850
Changes in accounts receivables            $          -    $          -      $       4,592
Changes in accounts payable                $      8,744    $     10,083      $     249,997
                                           ------------    ------------      -------------
  Net Cash Provided (Used) in
   Operations                              $         47    $        776      $     (71,046)
                                           ------------    ------------      -------------
CASH FLOWS FROM INVESTING                  $          -    $          -      $     (19,253)
ACTIVITIES
   Purchase office equipment
Purchase available-for-sale
   securities                              $          -   $           -      $     (10,000)
                                           ------------   -------------      -------------
                                           $          -   $           -      $     (29,253)

CASH FLOWS FROM FINANCING
   ACTIVITIES
Proceeds from issuance of common
Common stock and stock
Subscriptions received                     $          -   $          -       $     100,500
                                           ------------   ------------       -------------
Net Increase (Decrease) in Cash            $         47   $        776       $         201
Cash at Beginning of Period                $        154   $        147
                                           ------------   ------------       -------------
Cash at End of Period                      $        201   $        923       $         201
                                           ------------   ------------       -------------
                                                                             $       1,000
NON CASH FLOWS FROM OPERATIONS
Issuance of 5,800,000 shares common capital stock for

Services - founders stock - 2002
Contributions to capital - expenses - 2002                                   $       4,800
Issuance of 617,744 shares common capital stock       -
Acquisition of Covenant - 2003             $          -                      $    (137,456)
Issuance of 6,575,000 shares common capital stock for
Services and expenses                                                        $     720,050
Issuance of 460,000 shares common capital stock
For services - 2004                                                          $     230,000
Loss in Investment - unrealized            $          -                      $      (8,230)
Issuance of 450,000 shares common capital stock
For services - 2005                        $          -                      $           -

   The accompanying notes are an integral part of these financial statements.

MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JANUARY 31, 2005 UNAUDITED

                                                              Common Stock             Capital in
                                                      ---------------------------      Excess of      Accumulated
                                                        Shares          Amount         Par Value       Deficit
                                                      -----------     -----------     -----------    ------------

BALANCES, MAY 10, 2002                                          -     $         -     $         -    $          -

Issuance of Common stock to founders
For services - at                         $.0001        5,800,000     $     5,800     $    (4,800)   $          -
Services and office expenses
Contributed by shareholder                                      -     $         -     $     4,800    $          -

Net operating loss May 10, 2002                                 -     $         -     $         -    $     (4,856)
To October 31, 2002

Issuance of Common stock for services
  and office expenses
   - January 2003                          $0.10        6,325,500           6,744     $   625,806
   - June 2003                             $0.35          250,000              25     $    87,475

Issuance of Common stock for cash
   at $0.25 - 2003                         $0.25          150,000              15     $    37,485
   at $0.50 - 2003                         $0.50           65,000               7     $    32,494

Issuance of common stock for acquisition
  of Covenant Corporation-June 25, 2003                   617,744     $       618     $  (138,074)   $          -

Net operating loss for the years
Ended October 31, 2003                                          -     $         -     $         -    $   (757,109)

Issuance of common stock for cash
at $0.50
   - April 2004                            $0.50           24,000              24     $    11,976

Issuance of common stock for
Services at $0.50 - April 2004             $0.50          460,000     $       460     $   229,540

Net Operating loss for the year
Ended October 31, 2004                                          -     $         -     $         -    $   (394,652)
                                                     ------------     -----------     -----------    ------------


BALANCE   OCTOBER 31, 2004                             13,692,244     $    13,692     $   886,702      (1,156,617)
                                                     ============     ===========     ===========    ============
Issuance of common stock for subscriptions
received in 2004 year                      $0.50           40,000     $        40     $    18,460

Shares returned to treasury re           $0.0010         (500,000)           (500)            500
Covent Corp


Issuance of common stock for
Services
at $.50 - January 2005                     $0.50          450,000             450         224,550

Net operating loss for the year
ended October 31, 2005                                                                                   (363,993)
                                                     ------------     -----------     -----------    ------------
BALANCE October 31, 2005                               13,682,244     $    13,682     $ 1,130,212      (1,530,911)

Net operating loss for the year ended
January 31, 2005                                                                                          (10,301)
                                                     ------------     -----------     -----------    ------------
BALANCE January 31, 2006                               13,682,244     $    13,682     $ 1,130,212      (1,530,911)
                                                     ============     ===========     ===========    ============

   The accompanying notes are an integral part of these financial statements

                 MEIER WORLDWIDE INTERMEDIA, INC. AND SUBSIDIARY
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2006

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

For financial statement purposes, the transaction was treated as a reverse acquisition and a recapitalization with Covenant being treated as the acquirer. The Company issued one share of its common stock or each of Covenant's 12,590,500 outstanding shares. Immediately before acquisition the Company had 617,744 shares outstanding and liabilities in excess of assets of approximately $137,456. The transaction was accounted for as a purchase, with no good will recognized, resulting in a deficiency of $137,456 which was reflected as an adjustment to stockholders' equity on he acquisition date.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
----------------

The Company has not yet adopted any policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share
----------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Principles of Consolidation
----------------------------

The accompanying consolidated financial statements include the account of Covenant from its inception, and the Company for the period from June 26, 2003, the date of the reverse acquisition. All significant inter-company accounts and balances have been eliminated in consolidation.

                 MEIER WORLDWIDE INTERMEDIA, INC. AND SUBSIDIARY
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                January 31, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment
---------

Equipment consists of computers and office improvements and are stated at cost. Major additions are capitalized, while minor additions and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight-line method of three and five years.

Evaluation of Long-Lived Assets
-------------------------------

The Company periodically reviews its long lived assets and makes adjustments, if he carrying value exceeds the fair value.

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when I is more likely than not, that such tax benefits will not be realized.

On October 31, 2005 the Company had a net operating loss carryover of approximately $1,795,415 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $539,000 from the loss carry forward has been fully offset by a valuation reverse because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carry forwards expire in various years through October 31, 2012 for Canadian reporting and October 31, 2025 for United States reporting.

Foreign Currency Translation
-----------------------------

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. The functional currency is considered to be US dollars.

Revenue Recognition
--------------------

Revenue is recognized on the sale and delivery of a product or he completion of a service provided.

                 MEIER WORLDWIDE INTERMEDIA, INC. AND SUBSIDIARY
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                January 31, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and Market Development
----------------------------------

The Company expenses advertising and market development costs as incurred.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Reclassifications
------------------

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Estimates and Assumptions
--------------------------

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

Comprehensive Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130 which resulted in the showing of a temporary loss on available-for-sale securities under the Stockholders' Deficiency. During the year ended October 30, 2005 there was a decrease in the value of the available -for-sale securities held by the Company, which was considered to be other than temporary and therefore the amount of the decrease was expensed.

Stock-Based Compensation
-------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and relate interpretations.

Recent Accounting Pronouncements
---------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                 MEIER WORLDWIDE INTERMEDIA, INC. AND SUBSIDIARY
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                January 31, 2006

3.   NOTE PAYABLE

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $11,244 is shown in the balance sheet.


4.   RELATED PARTY TRANSACTIONS

Officers-directors have acquired 33% of the outstanding stock of the Company and have made no demand interest loans to the Company of $164,962 and have received options to purchase 2,700,000 common shares. (note 6)


5.   CAPITAL STOCK

During the October 2005 year, the Company issued 40,000 shares for the subscriptions received late in the October 2004 year. 500,000 shares were returned to treasury as a result of non-compliance of a party to which they had been issued for certain services. In January 2005 a further 450,000 shares were issued for services.

In the first quarter ended January 31, 2006 there were no movements.


6.   STOCK BASED COMPENSATION

During July 2003 the board of directors authorized the issuance of options to purchase 2,700,000 common shares, to related parties, at an exercise price of $0.10 per share with an expiration date of three years after the grant date. The options were exercisable 90 days from issuance.

The market value of the stock options granted in 2003 approximated the exercise price for such options, resulting in no stock compensation expense.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

If the Company had measured the options under the fair value based method, in accordance with SFAS No. 123, the net pro-forma operating loss and loss per share amounts would have been unchanged.

                 MEIER WORLDWIDE INTERMEDIA, INC. AND SUBSIDIARY
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                January 31, 2006

7.   CONTINUING AND CONTINGENT LIABILITIES

The Company may be liable as a guarantor on a legal action against a former subsidiary in an amount of $41,435 and is shown as part of the accounts payables, which represents managements estimate of the potential liability. Management believes the potential litigation would not result in any material loss.


8.   GOING CONCERN

On the balance sheet date the Company did not have the working capital necessary to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of January 31, 2006 and statements of operations for the three months ended January 31, 2006 and 2005 included with this Form 10-QSB.

We are a development stage company. We have minimal revenues and an accumulated loss of approximately $1,530,912 from inception on May 10, 2002 through January 31, 2006. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At January 31, 2006, we have cash available of approximately $152 to fund future expenses. From May 10, 2002 through January 31, 2006, we raised approximately $100,500 through the sale of our common stock. Additionally, we borrowed approximately $164,993 from our shareholders. We have funded our development stage operations through these amounts.

Our cash on hand resources as of January 31, 2006 is not sufficient to satisfy our operating cash requirements over the next 6 months. In order to remain operational at our current level for the entire six month period ending July 31, 2006, we expect we will need an additional $200,000. We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of January 31, 2006, we had assets of approximately $4,978 and liabilities of approximately $391,995. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

Plan of Operation
------------------

The Company is in pre-production of the first of several planned documentary feature films. Our anticipated business development milestones for the next 12 months are set forth below.

  Total
  Event                                              Time        estimated cost
---------                                        ------------    --------------
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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3. Defaults upon Senior Securities.

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $11,244 is shown in the balance sheet.

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meier Worldwide Intermedia Inc.


By: /s/ James  Meier
        -------------
        James Meier, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date:    March  17,  2006