Form 10QSB
period 2006-04-30
QUADTECH INTERNATIONAL INC.
filed 2006-06-14
CIK 1061316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
                 For the quarterly period ended April 30, 2006

( ) Transition  report  pursuant  to  Section 13 or 15(d) of the Exchange Act of
    1934
            For the transition period from _____________ to _______.
                        COMMISSION FILE NUMBER: 0-27795

                          QUADTECH INTERNATIONAL, INC.
                   (formerly Meier Worldwide Intermedia Inc.)
               (Exact name of registrant as specified in charter)


            NEVADA                                52-2079421
            ------                                ----------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


                           300-1055 West Hastings St.
                          Vancouver BC V6E 2E9, Canada
                    (Address of principal executive offices)

                                 (604) 331-2511
              (Registrant's Telephone Number, Including Area Code)

                                   Copies to:
                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                              Phone: (212) 930-9700
                               Fax: (212) 930-9725


Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for su ch shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

As of June 06, 2006, the issuer had 23,299,262 shares of common stock outstanding

Transitional Small Business Disclosure Format: YES ( ) NO (X)

                                      INDEX

RECENT DEVELOPMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  14-15

Item 3. Controls and Procedures                                            16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                 17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        17

Item 3. Defaults Upon Senior Securities                                    17

Item 4. Submission of Matters to a Vote of Securities Holders              17

Item 5. Other Information                                                  17

Item 6. Exhibits and Reports on Form 8-K                                   18

                               RECENT DEVELOPMENTS

Amendment to Articles of Incorporation: Name Change and Reverse Split

QuadTech International Inc. (the "Company") filed a Certificate of Amendment to its Articles of Incorporation, as amended, ("Amendment") with the Secretary of State of the State of Nevada that was effective as of March 7, 2006. The Amendment was filed to effect a name change of the Company from Meier World Wide Intermedia Inc. to QuadTech International Inc.

In addition, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, ("Amendment #2") with the Secretary of State of the State of Nevada on April 3, 2006, that was effective as of March 31, 2006. Amendment #2 was filed to effect a reverse split of the issued and outstanding common shares of the Company whereby every 10 shares of common stock held were exchanged for one share of common stock. Any shareholder that holds a fractional share as a result of the reverse split will receive a whole share in lieu of a fractional share. As a result, the issued and outstanding shares of common stock were reduced from 13,682,244 prior to the reverse split to approximately 1,368,225 following the reverse stock split and the Company's quotation symbol on the OTC Bulletin Board changed from "MWWD" to "QTII".

The authorized capital of the Company remains at 200,000,000 shares of common stock.

Resignation of Director and President; Appointment of New Director and President

On March 31, 2006, James Meier resigned as director and President of the Company, and John Meier was appointed as director and President of the Company to fill the vacancies created.

There are no understandings or arrangements between John Meier and any other person pursuant to which John Meier was selected as director and President. John Meier presently does not serve on any Company committee. John Meier may be appointed to serve as a member of a committee, although as of the date hereof, there are no current plans to appoint John Meier to a committee. Except for the fact that John Meier is the father of the resigned director James Meier, John Meier does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Additionally, John Meier has never entered into a transaction, nor is there any proposed transaction, between John Meier and the Company.

Mr. John Meier has a businessman and financial consultant for over 40 years. In addition to serving as an aid to U.S. industrialist Howard R. Hughes, he served on President Richard Nixon's Task Force on Resources and Environment. A candidate for the U.S. Senate, Mr. Meier has advised several U.S. Senators, including Hubert Humphrey and Robert F. Kennedy, and has provided consultation to Heads of State. Mr. Meier has held managerial and executive positions with the New York Life Insurance Company, Remington Rand Univac, Hughes Aircraft Co., Hughes Tool Co., and has served as the Chairman of Satellite Geophysics Ltd. and as President of the Nevada Environmental Foundation. In 1966 Mr. Meier earned the Aerospace Man of the Year Award for the application of computer systems in understanding industrial and institutional problems.

In the last five years Mr Meier has acted as a financier and merchant banker. He has been responsible for the funding of numerous international corporations, including high technology companies, health companies, an international bank, a motion picture company and real estate development projects.

Appointment of Chief Financial Officer

On April 24, 2006, QuadTech announced the appointment of J. Roland Vetter as the company's new chief financial officer. Over his more than two decades as a financial executive, Mr. Vetter has overseen initiatives in risk management, internal controls, corporate governance and optimization of funding structures including corporate tax planning. Since 2004, Mr. Vetter has served as the Chief Financial Officer of iPackets International, Inc (Other OTC: IPKL.PK). From 2001 to 2003, Mr. Vetter served as Chief Executive Officer for Olim Software Development Ltd and Milo 1 Network Solutions Ltd. From 2003 to 2005, Mr. Vetter was President & CFO of Cardinal Minerals Inc. From 2004 to 2005, Mr. Vetter was Chief Financial Officer of Globetech Ventures Corp. (OTCBB: GTVCF.OB) , a company involved in mining exploration in Brazil.

Formation of Technical Advisory Board

On May 23, 2006, QuadTech announced that respected technologist Benjamin Moglin has been named chairperson of the company's newly formed Technical Advisory Board. As head of this new advisory board, Mr. Moglin will oversee implementing QuadTech's procedure and protocols in Scientific Research and Experimental Development.

An inventor of emerging technologies, Moglin brings more than a decade of experience in scientific research and experimental development, including intellectual property creation, protection, and commercialization. He is an expert in computer-human interaction, ergonomics, biomechanics, and in the core enabling technologies of the Joint Pictures Experts Group and the Moving Pictures Expert Group emerging standards.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements (un-audited):                             Page

Consolidated Balance Sheets as of April 30, 2006 and October 31, 2005         5

Consolidated Statements of Operations for the three months and six months ended April 30, 2006 and 2005, and the period May 10, 2002
(date of inception) to April 30, 2006                                         6

Consolidated Statements of Cash Flows for the six months ended April 30,
2006 and 2005, and the period May 10, 2002 (date of inception) to
April 30, 2006                                                                7

Statement of Changes in Stockholders Equity                                   8

Notes to Consolidated Financial Statements                               9 - 13


The accompanying balance sheet of QuadTech International, Inc. (formerly: Meier Worldwide Intermedia Inc.) and Subsidiary at April 30, 2006 and statement of operations for the three and six months ended April 30, 2006 and 2005, and the cash flows for the six months ended April 30, 2006 and 2005 have been prepared by the Company's management and they include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

Madsen & Associates, CPA's Inc.
Certified Public Accountants and Business Consultants
684 East Vine Street #3
Murray, Utah 84107 Tel no:- 801-268-2632 Fax no: - 801-262-3978



                         REPORT ON REVIEW BY INDEPENDENT
                           CERTIFIED PUBLIC ACCOUTANT

The Board of Directors
Meier Worldwide Intermedia, Inc.

We have reviewed the balance sheet of the above company as of April 30, 2006 and the related statements of operations and cash flows for the periods then ended. These financial statements are the responsibility of the company's management.

We conducted the review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying procedures to financial data and making inquiries of the persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly we do not express an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


------------------
Madsen & Associates CPA's Inc.

Salt Lake City, Utah
June 10, 2006

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
(Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
(DEVELOPMENT STAGE COMPANY)
UNAUDITED

CONSOLIDATED BALANCE SHEET
as at:
                                                              30 Apr 2006         31 Oct 2005
                                                              -----------         -----------
ASSETS
CURRENT ASSETS

       Cash                                                   $       118         $       154
                                                              -----------         -----------
    Total Current Assets                                      $       118         $       154
EQUIPMENT                                                     $         0         $     4,660
- net of accumulated depreciation
OTHER ASSETS
   Available-for-sale securities                              $     1,770         $     1,770
                                                              -----------         -----------
                                                              $     1,888         $     6,584
                                                              -----------         -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

    Note payable                                              $    32,431         $    32,431
    Accrued interest payable                                  $    11,933         $    10,754
    Accounts payable                                          $    46,953         $   133,717
    Accrued rent payable                                      $    41,435         $    41,435
    Accounts payable - related parties                        $    68,603         $   164,963
                                                              -----------         -----------
    Total Current Liabilities                                 $   201,355         $   383,300
STOCKHOLDERS' DEFICIENCY
    Common stock                                              $    23,199         $     1,370
        200,000,000 shares authorized, at $0.001 par value;
     23,199,262
                    shares issued and outstanding
    Capital in excess of par value                            $ 1,336,024         $ 1,142,524
    Deficit accumulated during development stage              $(1,558,690)        $(1,520,610)
                                                              -----------         -----------
       Total Stockholders' Deficiency                         $  (199,467)        $  (376,716)
                                                              -----------         -----------
                                                              $     1,888         $     6,584
                                                              ===========         ===========

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
(Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE & SIX MONTHS April 30, 2006 AND 2005 AND THE PERIOD
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO April 30, 2006
UNAUDITED

                                           Three Months                   Six Months            10-May-02
                                     30 Apr           30 Apr        30 Apr         30 Apr       to 30 Apr
                                      2006             2005          2006           2005           2006
                                 -------------   ------------    ------------   ------------   ------------
REVENUES                         $           -   $          -    $          -   $          -   $     80,756

EXPENSES
Professional and consulting      $      20,000         72,155    $     20,000   $     78,130   $  1,512,601
 Administrative                  $       4,036          1,319          12,242   $      4,651   $     95,289
 Depreciation                    $       3,056            884    $      4,660   $      1,768   $     19,253
                                 -------------   ------------    ------------   ------------   ------------
                                 $      27,092   $     74,358    $     36,903   $     84,549   $  1,627,143
                                 -------------   ------------    ------------   ------------   ------------
NET LOSS FROM OPERATIONS         $      27,092   $     74,358    $     36,903   $     84,549   $  1,546,387

OTHER                            $
Interest                                  (688)  $          -    $     (1,177)  $          -   $     (4,074)
Loss in Investment - unrealized  $           -   $          -    $          -   $          -   $     (8,230)
                                 -------------   ------------    ------------   ------------   ------------
NET LOSS                         $     (27,779)  $    (74,358)   $    (38,080)  $    (84,549)  $ (1,558,690)
                                 =============   ============    ============   ============   ============

NET LOSS PER COMMON SHARE

 Basic and diluted                       (0.00)         (0.05)          (0.00)         (0.06)

AVERAGE OUTSTANDING SHARES    (stated in 1,000's)
 Basic                                  10,523           1369           8,311          1,369
 Diluted                                10,793           1639           8,581          1,639

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
(Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
(DEVELOPMENT STAGE COMPANY)


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005 AND THE PERIOD
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JANUARY 31, 2006
UNAUDITED

                                                                                 10-May-02
                                                    30 Apr         30 Apr         to 30 Apr
                                                      2006          2005            2006
                                                 -----------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $   (38,080)  $     (84,549)  $ (1,558,690)
  Adjustments to reconcile net
  loss to net cash provided by
  operating activities                           $         -   $           -
Depreciation                                     $     4,660   $       1,768   $     19,252
Unrealized Loss in Investment                    $         -   $           -   $      8,230
Stock issued for services and
expenses                                         $    20,000   $           -   $  1,200,850
Changes in accounts receivables                  $         -   $           -   $      4,592
Changes in accounts payable                      $    13,384   $      82,806   $    274,637
                                                 -----------   -------------   ------------
  Net Cash Provided (Used) in
      Operations                                 $       (36)  $          25   $    (51,129)
                                                 ===========   =============   ============
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase office equipment                      $         -   $           -   $    (19,253)
  Purchase available-for-sale
   securities
                                                 $         -   $           -   $    (10,000)
                                                 -----------   -------------   ------------
                                                 $         -   $           -   $    (29,253)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common
Common stock and stock
Subscriptions received                           $         -   $           -   $    100,500
                                                 -----------   -------------   ------------
Net Increase (Decrease) in Cash                  $       (36)  $          25   $     20,118
Cash at Beginning of Period                      $       154   $         147
                                                 -----------   -------------   ------------
Cash at End of Period                            $       118   $         172   $     20,118
                                                 ===========   =============   ============

NON CASH FLOWS FROM OPERATIONS


Issuance of 580,000 shares common
capital stock for Services -
founders stock - 2002                                                          $       1,000
Contributions to capital - expenses - 2002                                     $       4,800
Issuance of 61,774 shares common
capital stock -
Acquisition of Covenant - 2003                   $         -                   $    (137,456)
Issuance of 657,500 shares common                                              $     720,050
capital stock for Services and expenses
Issuance of 46,000 shares common capital stock                                 $     230,000
For services - 2004
Issuance of 45,000 shares common capital stock
For services - 2005                              $         -                   $     225,000
Issuance of 2,000,000 shares common capital
stock For services 2006                                                        $      20,000

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
(Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
(DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO April 30, 2006
UNAUDITED

                                                 Common Stock             Capital in
                                           -------------------------      Excess of      Accumulated
                                             Shares         Amount        Par Value       Deficit
                                           -----------   -----------     -----------    ------------

BALANCE MAY 10, 2002                                 -   $         -     $         -    $          -
Issuance of common stock
to founders for services                       580,000   $       580     $       420    $          -

Services and office expenses
contributed by shareholder                           -   $         -     $     4,800    $          -

Net operating loss May 10,
2002 to October 31, 2002                             -   $         -     $         -    $     (4,856)

Issuance of common stock
for services and office
expenses
 - January 2003                                632,550           633     $   631,917
 - June 2003                                    25,000            25     $    87,475

Issuance of common stock
for cash
  at  - 2003                                    15,000            15     $    37,485
  at- 2003                                       6,500             6     $    32,494

Issuance of common stock
for acquisition of
Covenant  Corporation
 - June 25, 2003                                61,774   $        62     $  (137,518)   $          -

Net operating loss for
the year ended October 31, 2003                      -   $         -     $         -    $   (757,109)

Issuance of common stock
for cash
  - April 2004                                   2,400             2     $    11,998

Issuance of common stock
for services
  at  - April 2004                              46,000   $        46     $   229,954

Net operating loss for
the year ended October 31, 2004                      -   $         -     $         -    $   (394,652)
                                           -----------   -----------     -----------    ------------
BALANCE OCTOBER 31, 2004                     1,369,224         1,369         899,025      (1,156,617)
Issuance of common stock for
subscriptions
received in 2004 year                            4,000   $         4     $    18,496
Shares returned to treasury re Covent
Corp                                           (50,000)  $       (50)    $        50
Issuance of common stock
for services
at - January 2005                               45,000   $        45     $   224,955

Net operating loss for
the year ended October 31, 2005                                                             (363,993)
                                           -----------   -----------     -----------    ------------
BALANCE OCTOBER 31, 2005                     1,368,224         1,368       1,142,526      (1,520,610)

Adjustment for Reverse Slipt of common
stock- 1 share for 10 - March 30, 2006              38

Issuance of common stock
for debt                                    19,831,000        19,831         175,498

Issuance of common stock
for services
at $.01 -  7 April, 2006                     2,000,000         2,000     $    18,000

Net operating loss for
the six months April 30, 2005                                                                (38,080)
                                           -----------   -----------     -----------    ------------
BALANCE APRIL 30, 2006                      23,199,262        23,199       1,336,024      (1,558,690)


   The accompanying notes are an integral part of these financial statements

                 QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                  (formerly MEIER WORLDWIDE INTERMEDIA, INC.)
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2006

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

On March 31, 2006 the Company changed the name of the company to QuadTech International, Inc. its public trading symbol has changed to QTII. The Company also completed a one-for-ten reverse split of the company's common stock

This name change and new trading symbol are to better reflect the company's new direction as a global developer and provider of mine-safety solutions.

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

                 QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                  (formerly MEIER WORLDWIDE INTERMEDIA, INC.)
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 April 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the account of Covenant from its inception, and the Company for the period from June 26, 2003, the date of the reverse acquisition. All significant inter-company accounts and balances have been eliminated in consolidation.

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

Income Taxes
------------
The Company utilizes liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when I is more likely than not, that such tax benefits will not be realized.

On April 30, 2006 the Company had a net operating loss carryover of approximately $2,504,214 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $751,000 from the loss carry forward has been fully offset by a valuation reverse because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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

                 QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                  (formerly MEIER WORLDWIDE INTERMEDIA, INC.)
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 April 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                 QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                  (formerly MEIER WORLDWIDE INTERMEDIA, INC.)
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 April 30, 2006

3.  NOTE PAYABLE

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $11,933 is shown in the balance sheet.


4. RELATED PARTY TRANSACTIONS

Officers and directors made demand no interest loans to the Company with a balance as at 30 April, 2006 was $68,603 and they have received options to purchase 270,000 common shares, post 1 for 10 roll-back. (note 6).

5. CAPITAL STOCK

On the 30th March, 2006 part of a loan totalling $105,300 was converted into 10,530,000 common shares. Further loans related party were converted into 9,301,000 common shares. The Company also consolidated a one-for-ten reverse split of the company's common stock.

On April 7, 2006 2,000,000 shares were issued as consulting fees to two parties, this compensation was valued at $0.01 per share, namely $20,000.

6. STOCK BASED COMPENSATION

During July 2003 the board of directors authorized the issuance of options to purchase 270,000 common shares - post 1 for 10 roll-back, to related parties, at an exercise price of $0.10 per share with an expiration date of three years after the grant date. The options were exercisable 90 days from issuance.

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

                 QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                  (formerly MEIER WORLDWIDE INTERMEDIA, INC.)
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 April 30, 2006

7. CONTINUING AND CONTINGENT LIABILITIES

The Company may be liable as a guarantor on a legal action against a former subsidiary in an amount of $41,435 and is shown as part of the accounts payables, which represents management's estimate of the potential liability. Management believes the potential litigation would not result in any material loss.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

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


The following discussion and analysis should be read in conjunction with the balance sheet as of April 30, 2006 and statements of operations for the three and six months ended April 30, 2006 and 2005 included with this Form 10-QSB.

Overview

The Company was incorporated in the State of Nevada on May 10, 2002.The Company's prior business plan entailed producing documentary feature films as well as developing a service designed to counteract online piracy of music, video and software files.

On March 31, 2006 the Company changed its name from Meier World Wide Intermedia Inc. to QuadTech International, Inc. This name change was effectuated in order to better reflect the company's new direction as a developer of leading-edge technology solutions. QuadTech plans to develop partnerships with, and/or acquire control of, high-growth, small to medium sized companies with solutions that support its technology-driven business focus.

We are a development stage company. We have minimal revenues and an accumulated loss of approximately $1,562,444 from inception on May 10, 2002 through April 30, 2006. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

Plan of Operation

In May, 2006, QuadTech announced that it signed a 3-year exclusive worldwide sales and marketing agreement with iPackets International ("iPackets"), whereby QuadTech will market and sell iPackets' iPMine mine-safety technology.


Under the terms of the agreement, QuadTech will acquire all proceeds generated from the sale of the mine-safety technology and services for the next 3 years. QuadTech will pay a one-time non-refundable license fee for the exclusivity, and non-refundable pre-payments on future sales for the mine-safety licenses and professional services. The agreement is automatically renewable for another 3-year term. iPackets will be responsible for product manufacturing, research and development, customer support, and system installation and deployment. QuadTech would also honor all of the mine-safety technology current and in-progress distribution agreements.

iPMine is a real-time two-way wireless communications solution designed to significantly improve the safety of miners and equipment in virtually any size mine and has been successfully demonstrated 1800 feet (600 meters) below ground in one of the largest nickel and copper mining operations in China.

Our plan is to market and sell the iPMine suite of products in China, initially into the coal mining industry and then expanding into other mining operations in China in the next twelve months. The Company plans to issue equity to raise the additional funds required to achieve this.

As the Company is a sales and marketing company, it will not be required to spend any money on research and development, nor will it require to outlay any funds on any significant equipment as the technology platform and any updates thereto will be provided by iPackets.

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

Liquidity and Capital Resources

At April 30, 2006, we have cash available of approximately $118 to fund future expenses. From May 10, 2002 through April 30, 2006, we raised approximately $100,500 through the sale of our common stock. Additionally, we borrowed approximately $164,993 from our shareholders. We have funded our development stage operations through these amounts.

Our cash on hand resources as of April 30, 2006 is not sufficient to satisfy our operating cash requirements over the next 6 months. In order to remain operational at our current level for the entire six month period ending October 31, 2006, we expect we will need an additional $500,000. We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of April 30, 2006, the equipment and the computer equipment were written down to nil, as these will be off no benefit in the new venture and liabilities of approximately $205,109. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

Item 3. Controls and Procedures.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

NONE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2006, the Board of Directors of Quadtech International Inc. (the "Company") unanimously approved for the issuance of shares of common stock, par value $0.001, of the Company (the "Common Stock"), in an amount of 19,831,000 shares as consideration for the cancellation of debt of the Company (the "Debt") in aggregate amount of $198,310 previously held by certain debt holders (the "Holders"), to the Holders. Shares issued as consideration for the cancellation of Debt were issued at an exchange rate of 100 shares for every one dollar of Debt held by the Holders. $105,300 of the aggregate Debt held by certain Holders was previously assigned on March 30, 2006 by James Meier, a former director of the Company, to these certain Holders for consideration of the payment in amount of $105,300 to James Meier.

The Company agreed to issue shares of Common Stock issuable on conversion of the Debt by the Holders, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act on a private placement basis, to domestic and foreign institutional, accredited investors.

Item 3. Defaults upon Senior Securities.

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $11,933 is shown in the balance sheet.

Item 4. Submission of Matters to a Vote of Security Holders.

NONE.

Item 5. Other Information.

See "Recent Developments" above.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1 Certificate of Amendment to the Articles of Incorporation, dated March 7, 2006 (As incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 4, 2006).

3.2 Certificate of Amendment to the Articles of Incorporation, filed on April 3, 2006 (As incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 4, 2006).

10.1 Form of Cancellation of Debt in Exchange for Securities Agreement, dated March 30, 2006 (As incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 6, 2006).

31.1 Certification by Chief Executive Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. QuadTech International, Inc.



           Date: June 14, 2006

           By:   /s/ John Meier
                 --------------
                 John Meier
                 President and Chief Executive Officer

                 /s/ Roland Vetter
                 -----------------
                 Roland Vetter
                 Chief Financial Officer