Form 10QSB
period 2006-07-31
QUADTECH INTERNATIONAL INC.
filed 2006-09-19
CIK 1061316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended July 31, 2006

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____________ to ____________.
 Commission file number: 0-27795

QUADTECH INTERNATIONAL, INC.
(formerly Meier Worldwide Intermedia Inc.)
(Exact name of registrant as specified in charter)

NEVADA	52-2079421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer IdentificationNo.)

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

As of July 31, 2006, the issuer had 26,429,565 shares of common stock outstanding

Transitional Small Business Disclosure Format: YES ( ) NO (X)

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(formerly MEIER WORLDWIDE INTERMEDIA, INC.)
(A DEVELOPMENT STAGE ENTERPRISES)
INDEX TO FORM 10-QSB

  PART 1. FINANCIAL INFORMATION

Page
Item 1. Consolidated Financial Statements (un-audited):
Consolidated Balance Sheets as of July 31, 2006 and October 31, 2005	5

Consolidated Statements of Operations for the three months and nine ended July 31, 2006 and 2005, and the period May 10, 2002 (date of inception) to July 31, 2006	6

Consolidated Statements of Cash Flows for the nine months ended July 31, 2006 and 2005, and the period May 10, 2002 (date of inception) to July 310, 2006	7

Statement of Changes in Stockholders Equity	8

Notes to Consolidated Financial Statements	9 - 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 15

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	17

Item 2. Changes in Securities.	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Securities Holders	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	19-21

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

FINANCIAL STATEMENTS
Madsen & Associates, CPA’s Inc.
Certified Public Accountants and Business Consultants
684 East Vine Street #3
Murray, Utah 84107
Tel no:- 801-268-2632
Fax no: - 801-262-3978

REPORT ON REVIEW BY INDEPENDENT
CERTIFIED PUBLIC ACCOUTANT

The Board of Directors
Meier Worldwide Intermedia, Inc.

We have reviewed the balance sheet of the above company as of January 31,2006 and the related statements of operations and cash flows for the periods then ended. These financial statements are the responsibility of the company’s management.

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

__________________________
Madsen & Associates CPA’s Inc.

Salt Lake City, Utah
September 14, 2006

FINANCIAL STATEMENTS

  The accompanying balance sheet of QuadTech International, Inc. (formerly: Meier Worldwide Intermedia Inc.) and Subsidiary at July 31, 2006 and statement of operations for the three and nine months ended July 31, 2006 and 2005, and the cash flows for the nine months ended July 31, 2006 and 2005 have been prepared by the Company’s management and they include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

September 14, 2006

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
( Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
( DEVELOPMENT STAGE COMPANY)
UNAUDITED

CONSOLIDATED BALANCE SHEET as at:
ASSETS CURRENT ASSETS	31 July 2006	31 Oct 2005
Cash	$85	$154
Total Current Assets	$85	$154
EQUIPMENT	$0	$4,660
- net of accumulated depreciation OTHER ASSETS Available-for-sale securities	$930	$1,770
	$1,015	$6,584
LIABILITIES AND STOCKHOLDERS' DEFICIENCY CURRENT LIABILITIES Note payable	$32,431	$32,431
Accrued interest payable	$12,875	$10,754
Accounts payable	$53,863	$133,717
Accrued rent payable	$41,435	$41,435
Accounts payable - related parties	$59,867	$164,963
Total Current Liabilities	$200,472	$383,300
STOCKHOLDERS' DEFICIENCY Common stock	$26,429	$1,368
200,000,000 shares authorized, at $0.001 par value; 26,429,565 shares issued and outstanding
Capital in excess of par value	$3,300,975	$1,142,526
Deficit accumulated during development stage	$(3,526,861)	$(1,520,610)
Total Stockholders' Deficiency	$(199,457)	$(376,716)
	$1,015	$6,584

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
( Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE & NINE MONTHS July 31, 2006 AND 2005 AND THE PERIOD
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO July 31, 2006
UNAUDITED

	31 July 2006	31 July 2005	31 July 2006	31 July 2005	10 May -02 to 31 July 2006
REVENUES	$-	$-	$-	$-	$80,756
EXPENSES
Professional and consulting	$1,968,182	18,170	$1,988,182	$96,300	$3,480,783
Administrative	$(1,793)	16,206	$10,450	$20,857	$93,495
Depreciation	$0	884	$4,660	$2,652	$19,253
	$1,966,389	$35,260	$2,003,291	$119,809	$3,593,531
NET LOSS FROM OPERATIONS OTHER	$1,966,389	$35,260	$2,003,291	$119,809	$3,512,775
Interest	$(943)	$-	($2,120)	$-	($5,016)
Loss in Investment - unrealized	$(840)	$-	($840)	$-	($9,070)
NET LOSS	$(1,968,172)	$(35,260)	($2,006,252)	($119,809)	($3,526,862)
NET LOSS PER COMMON SHARE Basic and diluted	(0.08)	-	-0.14	-0.09
AVERAGE OUTSTANDING SHARES (stated in 1,000's)
Basic	26,045	1369	13,899	1,369
Diluted	26,045	1369	13,899	1,639

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
( Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005 AND THE PERIOD
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JULY 31, 2006
UNAUDITED

			10-May-02
	31 July	31 July	to 31 July
	2006	2005	2006
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(2,006,252)	$(119,809)	$(3,526,862)
Adjustments to reconcile net
loss to net cash provided by
operating activities	$-	$-
Depreciation	$4,660	$2,652	$19,252
Unrealized Loss in Investment	$840	$-	$8,230
Stock issued for services and	$-	$-	$-
expenses	$1,988,182	$-	$3,148,232
Changes in accounts receivables	$-	$-	$4,592
Changes in accounts payable	$12,501	$117,228	$275,394
Net Cash Provided (Used) in
Operations	$(69)	$71	$(71,162)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase office equipment	$-	$-	$(19,253)
Purchase available-for-sale
securities	$-	$-	$(10,000)
	$-	$-	$(29,253)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common
Common stock and stock
Subscriptions received	$-	$-	$100,500

Net Increase (Decrease) in Cash	$(69)	$71	$85
Cash at Beginning of Period	$154	$147
Cash at End of Period	$85	$218	$85

NON CASH FLOWS FROM OPERATIONS

Issuance of 580,000 shares common capital stock for
Services - founders stock - 2002			$1,000
Contributions to capital - expenses - 2002			$4,800
Issuance of 61,774 shares common capital stock -
Acquisition of Covenant - 2003	$-		$(137,456)
Issuance of 657,500 shares common capital stock for
Services and expenses			$720,050
Issuance of 46,000 shares common capital stock
For services - 2004			$230,000
Issuance of 45,000 shares common capital stock
For services - 2005	$-		$225,000
Issuance of 5,230,303 shares common capital stock
For services - 2006			$1,988,182

The accompanying notes are an integral part of these financial statements.

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
( Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
(DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO April 30, 2006
UNAUDITED

			CAPITAL IN
	COMMON STOCK		EXCESS OF	ACCUMULATED
	SHARES	AMOUNT	PAR VALUE	DEFICIT
BALANCE MAY 10, 2002	-	$-	$-	$-
Issuance of common stock
to founders for services	580,000	$580	$420	$-

Services and office expenses
contributed by shareholder	-	$-	$4,800	$-

Net operating loss May 10,
2002 to October 31, 2002	-	$-	$-	$(4,856)

Issuance of common stock
for services and office
expenses
- January 2003	632,550	633	$631,917
- June 2003	25,000	25	$87,475

Issuance of common stock
for cash
at - 2003	15,000	15	$37,485
at- 2003	6,500	6	$32,494

Issuance of common stock
for acquisition of
Covenant Corporation
- June 25, 2003	61,774	$62	$(137,518)	$-

Net operating loss for
the year ended October 31, 2003	-	$-	$-	$(757,109)

Issuance of common stock
for cash
- April 2004	2,400	2	$11,998

Issuance of common stock
for services
at - April 2004	46,000	$46	$229,954

Net operating loss for
the year ended October 31, 2004	-	$-	$-	$(394,652)
BALANCE OCTOBER 31, 2004	1,369,224	1,369	899,025	(1,156,617)
Issuance of common stock for subscriptions
received in 2004 year	4,000	$4	$18,496
Shares cancelled re Covent Corp	(50,000)	$(50)	$50
Issuance of common stock
for services
at - January 2005	45,000	$45	$224,955

Net operating loss for
the year ended October 31, 2005				(363,993)
BALANCE OCTOBER 31, 2005	1,368,224	1,368	1,142,526	(1,520,610)

Adjustment for Reverse Slipt of common stock-
1 share for 10 - March 30, 2006	38

Issuance of common stock
for debt	19,831,000	19,831	175,498

Issuance of common stock
for services
at $.01 - 7 April, 2006	2,000,000	2,000	$18,000
at $1.26 - 5 May, 2006	100,000	100	$125,900
at $.60 - 12 June, 2006	3,030,303	3,030	$1,815,151
at $.24 - 22 June, 2006	100,000	100	$23,900

Net operating loss for
the nine months July 31, 2006				(2,006,252)
BALANCE JULY 31, 2006	26,429,565	26,429	3,300,975	(3,526,862)

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(formerly MEIER WORLDWIDE INTERMEDIA, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2006

1.ORGANIZATION

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

For financial statement purposes, the transaction was treated as a reverse acquisition and a recapitalization with Covenant being treated as the acquirer. The Company issued one share of its common stock or each of Covenant’s 12,590,500 outstanding shares. Immediately before acquisition the Company had 617,744 shares outstanding and liabilities in excess of assets of approximately $137,456. The transaction was accounted for as a purchase, with no good will recognized, resulting in a deficiency of $137,456 which was reflected as an adjustment to stockholders’ equity on the acquisition date. All shares are shown post reverse split.

On March 31, 2006 the Company changed the name of the company to QuadTech International, Inc. and its public trading symbol has changed to QTII. The Company also completed a one-for-ten reverse split of the Company's common stock

This name change and new trading symbol are to better reflect the company’s new direction as a global developer and provider of mine-safety solutions.

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

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(formerly MEIER WORLDWIDE INTERMEDIA, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
July 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Principles of Consolidation

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

On July 31, 2006 the Company had a net operating loss carryover of approximately $3,490,862 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $751,000 from the loss carry forward has been fully offset by a valuation reverse because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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
July 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 which resulted in the showing of a temporary loss on available-for-sale securities under the Stockholders’ Deficiency. During the year ended October 30, 2005 there was a decrease in the value of the available -for-sale securities held by the Company, which was considered to be other than temporary and therefore the amount of the decrease was expensed.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and relate interpretations.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(formerly MEIER WORLDWIDE INTERMEDIA, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
July 31, 2006

3. NOTE PAYABLE

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $12,875 is shown in the balance sheet.

4. RELATED PARTY TRANSACTIONS

Officers and directors made no interest loans to the Company with a balance as at July 31, 2006 was $59,867 and they have received options to purchase 270,000 post split common shares, post 1 for 10 roll-back. (note 6). 3,100,000 shares were issued to directors and officers in lieu of consulting fees during the three months ended July 31, 2006.

5. CAPITAL STOCK

On the 30th March, 2006 part of a loan totalling $105,300 was converted into 10,530,000 common shares. Further loans from Ilora Corporation Ltd were converted into 9,301,000 common shares.
The Company also consolidated a one-for-ten reverse split of the company's common stock.

On April 7, 2006 2,000,000 shares were issued as consulting fees to two parties, this compensation was valued at $0.01 per share, namely $20,000.

On May 5, 2006 100,000 shares were issued as consulting fees to sign up the Chief Financial Officer, the shares traded at $1.26 on that day so this compensation was valued at $126,000.

On June 12, 2006 3,030,303 shares were issued as consulting fees to sign up the President & CEO and lawyers, the shares traded at $0.60 on that day so this compensation was valued at  $1,818,182.

On June 22, 2006 100,000 shares were issued as consulting fees to sign up a party, the shares traded at $0.24 on that day so this compensation was valued at $24,000.

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(formerly MEIER WORLDWIDE INTERMEDIA, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
July 31, 2006

6. STOCK BASED COMPENSATION

During July 2003 the board of directors authorized the issuance of options to purchase 270,000 post-split common shares - post 1 for 10 roll-back, to related parties, at an exercise price of $0.10 per share with an expiration date of three years after the grant date. The options were exercisable 90 days from issuance.

The market value of the stock options granted in 2003 approximated the exercise price for such options, resulting in no stock compensation expense.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

If the Company had measured the options under the fair value based method, in accordance with SFAS No. 123, the net pro-forma operating loss and loss per share amounts would have been unchanged.

7. CONTINUING AND CONTINGENT LIABILITIES

The Company may be liable as a guarantor on a legal action against a former subsidiary in an amount of $41,435 and is shown as part of the accounts payables, which represents management’s estimate of the potential liability. Management believes the potential litigation would not result in any material loss.

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

24

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of July 31, 2006 and statements of operations for the three and nine months ended July 31, 2006 and 2005 included with this Form 10-QSB.

Overview

We are a development stage company. We have minimal revenues and an accumulated loss of approximately $3,490,861 from inception on May 10, 2002 through July 31, 2006. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

Liquidity and Capital Resources

At July 31, 2006, we have cash available of approximately $85 to fund future expenses. From May 10, 2002 through July 31, 2006, we raised approximately $100,500 through the sale of our common stock. Additionally, we borrowed approximately $59,867 from our shareholders. We have funded our development stage operations through these amounts.

Our cash on hand resources as of July 31, 2006 are not sufficient to satisfy our operating cash requirements over the next 6 months. In order to remain operational at our current level for the entire three month period ending October 31, 2006, we expect we will need an additional $500,000. We may not generate operating revenues or raise equity or debt financing sufficient to fund this amount. We currently have no sources of financing identified. If we don't raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed or eliminated.

As of July 31, 2006, the equipment and the computer equipment were written down to nil, as these will be off no benefit in the new venture and the company has liabilities of approximately $200, 472. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for debt.

Plan of Operation

QuadTech announced on May 8, 2006 that it entered into an exclusive worldwide sales and marketing agreement with iPackets International pursuant to which Quadtech was to market and sell iPackets’ mine-safety technologies. However, on September 7, 2006 QuadTech announced that it had terminated the agreement with iPackets International, thereby relinquishing the licensing rights to iPackets’ mine safety product. QuadTech’s management determined that the agreement with iPackets simply was not creating value for the company’s shareholders, and the management team felt it was time to consider other alternatives.

QuadTech, announced on the same day, September 7, 2006 that it had acquired a 100 percent ownership stake in MRID Technologies (“MTech”). This acquisition includes the rights to MTech’s patent-pending Multiple Range Identification (“MRID”) asset tracking technology, the next generation in Radio Frequency Identification (“RFID”).

As part of the agreement, MTech’s management team will is expected to join QuadTech to continue to oversee manufacturing, research and development, and systems installation and deployment.

First developed in the early 1970’s, RFID technology uses radio frequency waves to determine simply if an object is or is not present. Consequently, current RFID systems do not allow users to pinpoint the location of tagged items.

MTech’s innovative MRID systems transmit multiple radio frequency codes, which offer the added functionality of determining direction and proximity of the tagged item or person in relation to the reader receiving its signal. As a result, an MRID receiver is able to accurately determine the location of a tagged item, making the new MRID systems invaluable in emergency situations or for organizations with large numbers of mobile assets to protect.

Possible applications and target markets for MRID systems include the law enforcement, military, fire rescue, livestock, motion picture, sports, homeland security, and mining industries, as well as other first response operations.

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

(c) Limitations on Effectiveness of Disclosure Controls and Procedures. Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 5, 2006, 100,000 shares were issued as consulting fees to the Company’s Chief Financial Officer. The Company’s shares traded at $1.26 on that day and therefore this compensation was valued at $126,000.

On June 12, 2006, 3,000,000 shares were issued as consulting fees to the Company’s President and Chief Executive Officer and 30,303 shares were issued to its legal counsel for legal services. The shares traded at $0.60 on that day and therefore this compensation was valued at $ $1,818,182.

On June 22, 2006, 100,000 shares were issued to a consultant for services in connection with financing activitiesas consulting fees for party to provide the Company with contacts for financing. The shares traded at $0.24 on that day so this compensation was valued at $24,000.

Item 3. Defaults upon Senior Securities.

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $12,875 is shown in the balance sheet.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Formation of Technical Advisory Board:

On May 23 2006 QuadTech announced that respected technologist Benjamin Moglin has been named chairperson of the company’s newly formed Technical Advisory Board. As head of this new advisory board, Mr. Moglin will oversee implementing QuadTech’s procedure and protocols in Scientific Research and Experimental Development.

A highly regarded visionary and inventor of emerging technologies, Mr. Moglin brings more than a decade of experience in scientific research and experimental development, with extensive international experience and substantial knowledge of intellectual property creation, protection, and commercialization. He is an expert in computer-human interaction, ergonomics, biomechanics, and in the core enabling technologies of the Joint Pictures Experts Group and the Moving Pictures Expert Group emerging standards.

Prior to joining QuadTech, Mr. Moglin performed in innovative think tanks, and/or product collaboration for Intel, Phillips and GE, and collaborated in core technologies integration with AMD, Hewlett Packard, and Asia Telecom.

Moglin holds an associate degree in applied science and bachelor’s degree in university studies from North Dakota State University. Within five years of his graduation, he was a finalist for Young Canadian Entrepreneur of the Year, and in 2002, he hand-built a computer that was nominated “Best New Computer” by the editors of PC Magazine alongside entries by Toshiba, Compaq, and DELL.

His innovations have been featured on CNN, CNN Headline News, CNNfN, BBC, FOX, CBS, NBC, TECHTV, and numerous international broadcast media, as well as in such print outlets as Popular Science, Popular Mechanics, FORBES, PC Magazine, Wired Magazine and Stuff Magazine. Moglin is a former member of IEEE and the IEEE Computer Society.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuadTech International, Inc.

By:	/s/ John Meier
John Meier
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ J. Roland Vetter
J. Roland Vetter
Chief Financial Officer (Principal Financial and Accounting Officer)