Form 10KSB
period 2006-10-31
QUADTECH INTERNATIONAL INC.
filed 2007-02-13
CIK 1061316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
Commission File No. 000-27795

QUADTECH INTERNATIONAL, INC.
(Formerly: MEIER WORLDWIDE INTERMEDIA INC.)
(Exact name of registrant as specified in its charter)

Nevada	52-2079421
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

300-1055 West Hastings St.
Vancouver BC V6E 2E9, Canada
(Address of principal executive office) (Zip Code)

Registrant's telephone number: (604) 331-2511

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas
New York, New York 10018
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for issuer’s most recent fiscal year: -0-

Number of shares of the issuer’s common stock $0.00001 par value outstanding as of January 9, 2007: 28,929,565.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes__ No_-X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 9, 2007, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $801,191.

PART I

 FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this annual report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “plan,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. You should read statements that contain these words carefully because they:

o discuss our future expectations;

o contain projections of our future results of operations or of our financial condition; and

o state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

Item 1. BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 17,1997. On June 26, 2003, the Company acquired all the outstanding stock of Covenant Corporation, which was incorporated in the State of Nevada on May 10, 2002.

At the time, the Company was an integrated entertainment company engaged in producing feature films and initially focusing on the production of documentaries.

Through the Company's wholly owned subsidiary, Covenant Corporation, it provided technical solutions and consulting services to the entertainment industry in the areas of security, anti-piracy, promotions and online distribution and sales. This Company is dormant

For financial statement purposes, the transaction was treated as a reverse acquisition and a recapitalization with Covenant being treated as the acquirer. The Company issued one share of its common stock or each of Covenant’s 12,590,500 outstanding shares. Immediately before acquisition the Company had 617,744 shares outstanding and liabilities in excess of assets of approximately $137,456. The transaction was accounted for as a purchase, with no good will recognized, resulting in a deficiency of $137,456 which was reflected as an adjustment to stockholders’ equity on the acquisition date. All shares are shown post reverse split.

On March 31, 2006, the Company changed its name to QuadTech International, Inc. and its public trading symbol has changed to QTII. The Company also completed a one-for-ten reverse split of its common stock

On May 8, 2006 the Company entered into an exclusive worldwide sales and marketing agreement with iPackets International pursuant to which QuadTech agreed to market and sell iPackets’ mine-safety technologies. However, on September 7, 2006 QuadTech announced that it had terminated the agreement with iPackets International, thereby relinquishing the licensing rights to iPackets’ mine safety product. QuadTech’s management determined that the agreement with iPackets simply was not creating value for the company’s shareholders.

Recent Developments:

QuadTech, announced on the same day, September 7, 2006 that it had acquired a 100 percent ownership stake in MRID Technologies (“MTech”). This acquisition included the rights to MTech’s patent-pending Multiple Range Identification (“MRID”) asset tracking technology, which we consider to be the next generation in Radio Frequency Identification (“RFID”) technology. As part of the agreement, MTech’s management team is expected to join QuadTech to continue to oversee manufacturing, research and development, and systems installation and deployment, once the Company has raised sufficient finance to proceed with this venture

First developed in the early 1970’s, RFID technology uses radio frequency waves to determine whether an object is or is not present. Consequently, current RFID systems do not allow users to pinpoint the location of tagged items.

MTech’s MRID systems transmit multiple radio frequency codes, which offer the added functionality of determining direction and proximity of the tagged item or person in relation to the reader receiving its signal. As a result, an MRID receiver is designed to determine the location of a tagged item, making the new MRID systems invaluable in emergency situations or for organizations with large numbers of mobile assets to protect.

Possible applications and target markets for MRID systems include the law enforcement, military, fire rescue, livestock, motion picture, sports, homeland security, and mining industries, as well as other first response operations.

The Company is actively pursuing funding options in order to pursue commercialization of the MRID technology.

We have not developed or marketed any products, do not have any customers, and have not generated any revenue from operations to date.

Competition

The Company’s nearest competitor in the Multiple Range Identification (“MRID”) asset tracking technology marketplace is iPackets International, Inc.

Employees and Consultants

The Company’s sole employee is John Meier, its President and Chief Executive Officer. The Company’s Chief Financial Officer, Roland Vetter, is a consultant to the Company.

Item 2. DESCRIPTION OF PROPERTY

At the current time, the Company has no investments or interests in real estate, real estate mortgages, securities of or interests in persons primarily engaged in real estate activities.

Risk Factors

Risk Factors Relating to Our Business:

We are a development stage company with a limited operating history.

Investors must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

•	Our ability to generate sufficient cash flow or raise the necessary capital to operate for the next twelve months or there after;
•	Advertising and marketing costs that may exceed our current estimates;
•	Unanticipated development expenses;
•	Our ability to generate sufficient revenue to offset the substantial cost of operating our business.

Because significant up-front expenses, including advertising, sales, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast on.

We require additional financing.

The report of our independent certified public accountant for our October 31, 2006 fiscal year raises substantial doubt as to our ability to continue as a going concern due to the fact that we are dependent upon financing to continue operations, have suffered recurring losses from operations and have total liabilities that exceed total assets. Given its limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Furthermore, the issuance by us of any additional securities in connection with financing activities undertaken could dilute the ownership of existing shareholders and may reduce the price of our common stock.

Risk Factors Relating to Our Common Stock:

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholder to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

The Public Market for Our Common Stock is Volatile and Limited.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the ticker symbol QTII. As of January 9, 2007, there were approximately 28,929,565 shares of our common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory action, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

Because we are subject to the “penny stock” rules, you may have difficulty in selling our common stock.

As long as our stock price is less than $5.00 per share, our stock is subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol QTII. The table below sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the OTCBB.  These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. We effectuated a 1 for 10 reverse stock split on March 31, 2006.

Quarter ended
	HIGH	LOW
10/31/2004	$2.3	$0.55
1/31/2005	$10.7	$0.90
7/31/2005	$1.00	$0.25
10/31/2005	$0.60	$0.20
1/31/2006	$1.00	$0.12
4/30/2006	$1.05	$0.17
7/31/2006	$1.35	$0.12
10/31/2006	$0.358	$0.036
1/31/2007	$0.10	$0.041

Holders

There are approximately 160 holders of our common stock.

Dividends

There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Recent Sales of Unregistered Securities

None.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

We are a development stage company. We had minimal revenues and an accumulated loss of approximately $ 3,917,896 from inception on May 10, 2002 through to October 21, 2006. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At October 31, 2006 we have $30 cash on hand, as compared to cash on hand of $154 as of October 31, 2005. The Company has borrowed $68,822 from shareholders to help fund our development stage operations. The Company requires $50,000 to continue its operations at current levels for a further twelve months. We currently do not have an identified source of finance. If we do not raise or generate additional funds, the implementation of both our short and long term business plan will be delayed indefinitely..

As of October 31, 2006, we had assets of approximately $450 (2005: $6,584) and liabilities of approximately $ 238,942, as compared to assets of $6,584 and liabilities of $383,300 as of October 31, 2005. Our liabilities as of October 31, 2006 include an interest bearing note with an outstanding balance of $46,277. The remaining liabilities consist of non interest bearing debt that is payable on demand. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for cancellation of the debt.

Results of Operations

Year Ended October 31, 2006 Compared To Year Ended October 31, 2005

These financial statements include all the accounts of the Company. Certain debt was converted into equity in the October 2006 year, hence reducing the liabilities by $195,329

The Company is a development stage company The results in the statement of operations reflect only the development expenses from the date of inception to October 31, 2006.

We have not developed or marketed any products, does not have any customers, and has not generated any revenue from operations to date.

Expenses

From the date of the inception (refer to Note 1 of the annual financial statements included herein) to October 31, 2006, the Company has incurred a net loss of $3,917,897 and $5,988 in interest expenses in connection with the outstanding interest bearing note. This is summarized as follows:

10-May-02 to 31 Oct
REVENUES	$8,758

EXPENSES
Professional and consulting	3,833,182
Administrative	130,649
Depreciation	19,253
3,983,083
NET LOSS FROM OPERATIONS	3,902,327
OTHER
Interest	(5,988)
Loss in Investment - unrealized	(9,580)
NET LOSS	(3,917,897)
General and Administrative Expenses

For the year ended October 31, 2006

Accounting & Auditing	$20,175
Bank Charges	$292
Legal Fees	$20,000
Office Supplies	$81
Public Co Expenses	$7,055
$47,603

Other Income and Expenses

None

Subsequent Events

None

Liquidity and Capital Resources

We have historically had more expenses than income in each year of operations. The accumulated deficit from inception to October 31, 2006 is $3,917,897 (October 31, 2005 is $1,520,610) The Company has been able to maintain a positive cash position solely through financing activities and borrowing.

Critical Accounting Policies and Estimates

Our discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations. These policies may require us to make difficult, subjective, or complex judgments, commonly about the effects of matters that are inherently uncertain.

Recently Issued Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Significant Accounting Policies

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

Stock-Based Compensation

SFAS No. 12R3, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123R, the Company accounts for such arrangements under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and relate interpretations.

General

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory and the liability for the stock bonus plan. Actual amounts could differ from these estimates.

Revenue Recognition

The Company has no revenue at present.

Foreign Currency Translation

Monetary assets and liabilities are translated at year-end exchange rates, and other assets and liabilities have been translated at the rates prevailing at the date of the transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year. Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations.

All figures presented are in US dollars.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Madsen & Associates, CPA’s Inc.
Certified Public Accountants and Business Consultants
684 East Vine Street #3
Murray, Utah 84107
Tel no:- 801-268-2632
Fax no: - 801-262-3978

REPORT ON REVIEW BY INDEPENDENT
CERTIFIED PUBLIC ACCOUTANT

The Board of Directors
QuadTech International Inc.

We have audited the accompanying balance sheet of QuadTech International, Inc. (the “Company”) (formerly Meier Worldwide Intermedia Inc.) as at October 31, 2006 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the period ended October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as at October 31, 2006, and the results of its operations and its cash flows for the period ended October 31, 2006, and the period May 10, 2002 (date of Inception of subsidiary) to October 31, 2006 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_________________________
Madsen & Associates CPA’s Inc.
Salt Lake City, Utah
February 9, 2007

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
( Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
( DEVELOPMENT STAGE COMPANY)
UNAUDITED

CONSOLIDATED BALANCE SHEET
as at:	31 Oct 2006	31 Oct 2005

ASSETS
CURRENT ASSETS

Cash	$30	$154

Total Current Assets	$30	$154

EQUIPMENT	$0	$4,660
- net of accumulated depreciation
OTHER ASSETS
Available-for-sale securities	$420	$1,770
	$450	$6,584

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Note payable	$32,431	$32,431
Accrued interest payable	$13,846	$10,754
Accounts payable	$82,408	$133,717
Accrued rent payable	$41,435	$41,435
Accounts payable - related parties	$68,822	$164,963
Total Current Liabilities	$238,942	$383,300

STOCKHOLDERS' DEFICIENCY
Common stock
200,000,000 shares authorized, at $0.001 par value;
28,929,565shares issued and outstanding	$28,929	$1,368
Capital in excess of par value	$3,650,475	$1,142,526
Deficit accumulated during development stage	$(3,917,896)	$(1,520,610)
Total Stockholders' Deficiency	$(238,492)	$(376,716)
	$450	$6,584

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
( Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTHS October 31, 2006 AND 2005 AND THE PERIOD
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO October 31, 2006
UNAUDITED
			Twelve Months		10-May-02
			31 Oct	31 Oct	to 31 Oct
			2006	2005	2006

REVENUES			$-	$-	$80,756

EXPENSES
Professional and consulting			$2,340,181	$321,300	$3,832,782
Administrative			$48,004	$26,959	$131,049
Depreciation			$4,660	$6,111	$19,253
			$2,392,845	$354,370	$3,983,083
NET LOSS FROM OPERATIONS			$2,392,845	$354,370	$3,902,327
OTHER
Interest			$(3,092)	$(1,393)	$(5,988)
Loss in Investment - unrealized			$(1,350)	$(8,230)	$(9,580)

NET LOSS			$(2,397,288)	$(363,993)	$(3,917,897)

NET LOSS PER COMMON SHARE

Basic and diluted			(0.16)	(0.03)

AVERAGE OUTSTANDING SHARES	(stated in 1,000's	)
Basic			15,149	13,682
Diluted				16,432

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
( Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED OCT 31, 2006 AND 2005 AND THE PERIOD
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO OCT 31, 2006
UNAUDITED
			10-May-02
	31 Oct	31 Oct	to 31 Oct
	2006	2005	2006
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(2,397,288)	$(363,993)	$(3,917,898)
Adjustments to reconcile net
loss to net cash provided by
operating activities	$-	$-
Depreciation	$4,660	$6,111	$19,253
Unrealized Loss in Investment	$1,350	$8,230	$9,580
Stock issued for services and	$-	$-	$-
capital expenses	$2,340,181	$225,000	$3,585,232
Changes in accounts receivables	$-	$-	$-
Changes in accounts payable	$50,973	$124,659	$232,616
Net Cash Provided (Used) in
Operations	$(124)	$7	$(71,217)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase office equipment	$-	$-	$(19,253)
Purchase available-for-sale
securities	$-	$-	$(10,000)
$ -		$-	$(29,253)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common
Common stock and stock
Subscriptions received	$-	$-	$100,500

Net Increase (Decrease) in Cash	$(124)	$7	$30
Cash at Beginning of Period	$154	$147
Cash at End of Period	$30	$154	$30

NON CASH FLOWS FROM OPERATIONS

Issuance of 580,000 shares common capital stock for
Services - founders stock - 2002			$1,000
Contributions to capital - expenses - 2002			$4,800
Issuance of 61,774 shares common capital stock -
Acquisition of Covenant - 2003	$-		$(137,456)
Issuance of 657,500 shares common capital stock for
Services and expenses			$720,050
Issuance of 46,000 shares common capital stock
For services - 2004			$230,000
Issuance of 45,000 shares common capital stock
For services - 2005	$-		$225,000
Issuance of 7,730,303 shares common capital stock
For services - 2006			$2,340,181

The accompanying notes are an integral part of these financial statements.

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
( Formerely MEIER WORLDWIDE INTERMEDIA INC. AND SUBSIDIARY)
(DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO Oct 30, 2006
UNAUDITED
			CAPITAL IN
	COMMON STOCK		EXCESS OF	ACCUMULATED
	SHARES	AMOUNT	PAR VALUE	DEFICIT
BALANCE MAY 10, 2002	-	$-	$-	$-
Issuance of common stock
to founders for services	580,000	$580	$420	$-

Services and office expenses
contributed by shareholder	-	$-	$4,800	$-

Net operating loss May 10,
2002 to October 31, 2002	-	$-	$-	$(4,856)

Issuance of common stock
for services and office
expenses
- January 2003	632,550	633	$631,917
- June 2003	25,000	25	$87,475

Issuance of common stock
for cash
at - 2003	15,000	15	$37,485
at- 2003	6,500	6	$32,494

Issuance of common stock
for acquisition of
Covenant Corporation
- June 25, 2003	61,774	$62	$(137,518)	$-

Net operating loss for
the year ended October 31, 2003	-	$-	$-	$(757,109)

Issuance of common stock
for cash
- April 2004	2,400	2	$11,998

Issuance of common stock
for services
at - April 2004	46,000	$46	$229,954

Net operating loss for
the year ended October 31, 2004	-	$-	$-	$(394,652)
BALANCE OCTOBER 31, 2004	1,369,224	1,369	899,025	(1,156,617)
Issuance of common stock for subscriptions
received in 2004 year	4,000	$4	$18,496
Shares cancelled re Covent Corp	(50,000)	$(50)	$50
Issuance of common stock
for services
at - January 2005	45,000	$45	$224,955

Net operating loss for
the year ended October 31, 2005				(363,993)
BALANCE OCTOBER 31, 2005	1,368,224	1,368	1,142,526	(1,520,610)

Adjustment for Reverse Slipt of common stock-
1 share for 10 - March 30, 2006	38

Issuance of common stock
for debt	19,831,000	19,831	175,498

Issuance of common stock
for services
at $.01 - 7 April, 2006	2,000,000	2,000	$18,000
at $1.26 - 5 May, 2006	100,000	100	$125,900
at $.60 - 12 June, 2006	3,030,303	3,030	$1,815,151
at $.24 - 22 June, 2006	100,000	100	$23,900
at $.35 - 10 August, 2006	400,000	400	$139,600
at $.10 - 26 August, 2006	2,000,000	2,000	$198,000
at $.14 - 7 September, 2006	50,000	50	$6,950
at $10 - 10 September, 2006	50,000	50	$4,950
Net operating loss for
the year ended Oct 31, 2006				(2,397,288)
BALANCE OCTOBER 31, 2006	28,929,565	28,929	3,650,475	(3,917,898)

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(formerly MEIER WORLDWIDE INTERMEDIA, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2006

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on June 17, 1997 with authorized capital stock of 200,000,000 shares at a par value of $0.001.

On June 26, 2003 the Company acquired all the outstanding stock of Covenant Corporation (Covenant). Covenant was incorporated in the State of Nevada on May 10, 2002 for the purpose of developing tools to counteract the online piracy of video, music and software files. Covenant was inactive during the year.

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
October 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On October 31, 2006 the Company had a net operating loss carryover of approximately $4,867,897 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $1,046,000 from the loss carry forward has been fully offset by a valuation reverse because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

The net operating loss carry forwards expire in various years through October 31, 2013 for Canadian reporting and October 31, 2027 for United States reporting.

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
October 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 which resulted in the showing of a temporary loss on available-for-sale securities under the Stockholders’ Deficiency. During the year ended October 30, 2006 there was a decrease in the value of the available -for-sale securities held by the Company, which was considered to be other than temporary and therefore the amount of the decrease was expensed.

Stock-Based Compensation

The Company applied SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. However, as these options have lapsed it is not affected by SFAS No.123R

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. NOTE PAYABLE

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $13,846 is shown in the balance sheet.

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(formerly MEIER WORLDWIDE INTERMEDIA, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2006

4. RELATED PARTY TRANSACTIONS

Related parties, being directors & officers, held a of total of 3,545,350 shares (12.25%)

Officers and directors made non- interest bearing demand loans to the Company with a balance on October 31, 2006 of $68,822).

3,100,000 shares were issued to directors and officers for consulting fees during the year ended October 31, 2006.

5. CAPITAL STOCK

On March 31, 2006 the Company completed a one-for-ten reverse split of the Company's common stock

On March 31, 2006 the Company completed a one-for-ten reverse split of the Company's common stock. All shares are shown as if this split had been place from inception.

On the 30th March, 2006 loans totaling $195,329 was converted into 19,831,000 common shares.

On April 7, 2006 2,000,000 shares were issued as consulting fees at $0.01 per common share.

On May 5, 2006 100,000 shares were issued as consulting fees at $1.26 per common share.

On June 12, 2006 3,030,303 shares were issued as consulting and legal fees at $0.60. per common share

On June 22, 2006 100,000 shares were issued as consulting fees at $0.24 per common share.

On August 10, 2006 400,000 shares were issued as consulting fees at $0.35 per common share.

On August 26, 2006 2,000,000 shares were issued as consulting fees at $0.10 per common share.

On September 7, 2006 50,000 shares were issued as consulting fees at $0.14 per common share.

On September 10, 2006 50,000 shares were issued as consulting fees at $0.10 per common share.

The Company does not employ any staff at present and relies on the services of consultants to provide legal, investor relations, financial and general management services to allow the Company to function until it is fully financed and able to employ full-time employees.

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(formerly MEIER WORLDWIDE INTERMEDIA, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2006

6. STOCK BASED COMPENSATION

On July 15, 2003 we issued options to acquire 1,700,000 shares to Mr James Meier. On July 17, 2003 we issued options to acquire 1,000,000 shares to Mr John Meier. The options are exercisable at a price of $0.10 per share, payable in cash, commencing 90 days from the issuance and ending three years from the date of issuance. These options expired on October 13 and October 15, 2006 respectively.

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

Continuation of the Company in its planned activity is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through receiving additional loans from related parties, additional equity funding, and the settlement of debt due to the running of the statute of limitations, which will enable the Company to operate during the coming year.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

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

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Directors serve for a one-year term. Our bylaws currently provide for a board ofdirectors comprised of a minimum of one director.

The following table sets forth certain information about the Executive Officers and Directors of the Company, as well as certain members of its senior management:

Name	Position	Date Elected
Directors:
John Meier	President, Chairman of the Board and Director	Joined March 31, 2006
Harry Evans	Director	Joined May 10, 2002
James Meier	Former President and Chairman of the Board	Joined May 10, 2002 and resigned March 31, 2006
Executive Officers/ Senior Management
J Roland Vett	Chief Financial Officer	Joined March 1, 2006

John Meier, President & Chief Executive Officer : Meier has been an internationally renowned businessman and financial consultant for over 40 years. In addition to serving as an aid to U.S. industrialist Howard R. Hughes, he served on President Richard Nixon's Task Force on Resources and Environment. A candidate for the U.S. Senate, Mr. Meier has advised several U.S Senators, including Hubert Humphrey and Robert F. Kennedy and has provided consultation to Heads of State. Mr. Meier has held managerial and executive with the New York Life Insurance Company, Remington Rand Univac, Hughes Aircraft Co., Hughes Tool Co., and has served as the Chairman of Satellite Geophysics Ltd. and as President of the Nevada Environmental Foundation. In 1966 Mr. Meier earned the Aerospace Man of the Year Award for the application of computer systems in understanding industrial and institutional problems. As a financier and merchant banker, Mr. Meier has been responsible for funding numerous international corporations, including high technology companies, health companies, an international bank, a motion picture company and real estate development projects.

Harry Evans Director: was appointed Executive Vice President and Director of the Company to serve as United States and international liaison/consultant for us in Los Angeles. From 1990 through 1995 he was Chief Executive Officer and Chief Financial Officer of the American Society of Cinematographers and executive with the Directors Guild of America for 15 years ending in 1998 and the International Photographers Guild of Hollywood. Since 1995 Mr Evans has also served as executive vice president of Meier Entertainment Group. From 1993 through 1995 he was a labour relations consultant, primarily for the Union of British Columbia Performers.

Mr. J. Roland Vetter, Chief Financial Officer:
As an executive with a significant background in growing start-up companies, Roland Vetter specializes in technology, manufacturing and mining. Mr. Vetter has diverse financial and operational ability at an executive level, including specialist expertise in completing due diligence, business plans and fund-raising. Historically Mr. Vetter has had hands on expertise in assimilating and rationalizing operations as well as implementing projects, mergers, acquisitions and disposals. He has been responsible for risk management, internal controls, Corporate-governance and in optimizing funding structures including corporate tax planning. For 12 years, Mr. Vetter was the Financial Director Services for the Zimco Group (part of Anglo American Corporation) and a former Chairman of the Anglo American Audit Liaison Committee. The Zimco Group is comprised of twelve distinct operations involved in manufacturing and mining. Mr. Vetter holds a Bachelor of Commerce and a Bachelor of Accounting degree from the University of the Witwatersrand, South Africa and he is a member of the Canadian and the South African Institute of Chartered Accountants.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. To our knowledge, the following Forms 3 and 4 required to be filed during the fiscal year ended October 31, 2006 have not been filed timely:

•	Form 3, Roland Vetter, CFO, filed on October 10, 2006
•	Form 4, John Meier

Item 10. Executive Compensation

The following table sets forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending October 31, 2006, 2005 and 2004 exceeded $100,000:

Summary Compensation Table

		Annual	Long-term
		Compensation	Compensation
				Awards	Payouts
Name and Principal Position	Fiscal Year	Salary ($,000)	Bonus ($,000)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($,000)	All Other Compensation ($,000)

John Meier (1)	2006	1,818 (2)	--	--	--	--
President & CEO	2005	--	--	--	--	--
	2004	--	--	--	--	--

James Meier (3)	2006	--	--	--	--	--
Former President	2005	--	--	--	--	--
And Chairman	2004	--	--	--

(1) John Meier was appointed as director and President in March, 2006.
(2) Represents 3,000,000 shares of common stock which had a market value at date of issue of $1,818,181.
(3) James Meier resigned as director and president in March, 2006.

Options Grants in Last Fiscal Year

None.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

On July 15, 2003, we issued options to acquire 1,700,000 shares to Mr. James Meier. On July 17, 2003, we issued options to acquire 1,000,000 shares to Mr. John Meier. The options are exercisable at a price of $0.10 per share, payable in cash, commencing 90 days from the issuance and ending three years from the date of issuance. These options expired on October 13 and October 15, 2006 respectively.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information relating to the ownership of our common stock as of October 31, 2006 by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of October 26, 2006.

	Shares of	Percent of
Name	Common Stock	Ownership (1)
Iloria Corporation Ltd	9,360,400	32.36
John Meier	3,150,000	10.89
Meier Entertainment Group Inc. (2)	270,350	*
J Roland Vetter	100,000	*
Harry Evans	25,000	*
All officers and directors as a group (3 individuals)	3,275,000	11%

* less than one percent

(1) Based on 28,929,565 shares issued and outstanding as of January 9, 2007.
(2) James Meier is the owner of Meier Entertainment Group Inc.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain related parties periodically advance funds to us. These advances, which totaled approximately $68,882 at October 31, 2006 are unsecured, non-interest bearing and due on demand.

3,100,000 shares were issued to directors and officers in lieu of consulting fees during the year ended October 31, 2006.

Item 13. EXHIBITS

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended October 31, 2006 and 2005, the aggregate fees payable to Madsen & Associates for professional services rendered for the audit of the annual financial statements, review of quarterly financial statements and services normally provided in connection with statutory and regulatory filings or engagements were approximately $20,175 and $34,831, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2007

QuadTech International, Inc.	QuadTech International, Inc.

/s/ John Meier	/s/ J. Roland Vetter
John Meier	Roland Vetter
President and Chief Executive Officer	Chief Financial Officer