Form 10QSB
period 2007-01-31
QUADTECH INTERNATIONAL INC.
filed 2007-03-21
CIK 1061316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended January 31, 2007

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

As of January 31, 2007, the issuer had 28,929,565 shares of common stock outstanding

Transitional Small Business Disclosure Format: YES ( ) NO (X)

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISES)

INDEX TO FORM 10-QSB

  PART 1. FINANCIAL INFORMATION

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

FINANCIAL STATEMENTS

Madsen & Associates, CPA's Inc.

Certified Public Accountants and Business Consultants

684 East Vine Street #3

Murray, Utah 84107

Tel no:- 801-268-2632

Fax no: - 801-262-3978

REPORT ON REVIEW BY INDEPENDENT

CERTIFIED PUBLIC ACCOUTANT

The Board of Directors

Meier Worldwide Intermedia, Inc.

We have reviewed the balance sheet of the above company as of January 31, 2007 and the related statements of operations and cash flows for the periods then ended. These financial statements are the responsibility of the company's management.

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

__________________________

Madsen & Associates CPA's Inc.

Salt Lake City, Utah

March 16, 2007

FINANCIAL STATEMENTS

The accompanying balance sheet of QuadTech International, Inc. and Subsidiary at July 31, 2006 and statement of operations for the three months ended January 31, 2007 and 2006, and the cash flows for the three months ended January 31, 2007 and 2006 have been prepared by the Company's management and they include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

March 16, 2007

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

( DEVELOPMENT STAGE COMPANY)

UNAUDITED

CONSOLIDATED BALANCE SHEET as at:
ASSETS CURRENT ASSETS	31 January 2007	31 Oct 2006
Cash	$16	$30
Total Current Assets	$16	$30
EQUIPMENT	$0	$0
- net of accumulated depreciation OTHER ASSETS Available-for-sale securities	$420	$420
	$436	$450
LIABILITIES AND STOCKHOLDERS' DEFICIENCY CURRENT LIABILITIES Note payable	$32,431	$32,431
Accrued interest payable	$14,834	$13,846
Accounts payable	$82,327	$82,408
Accrued rent payable	$41,435	$41,435
Accounts payable - related parties	$78,843	$68,822
Total Current Liabilities	$249,870	$238,942
STOCKHOLDERS' DEFICIENCY Common stock	$28,929	$28,929
200,000,000 shares authorized, at $0.001 par value; 28,929,565 shares issued and outstanding
Capital in excess of par value	$3,650,475	$3,650,475
Deficit accumulated during development stage	$(3,928,840)	$(3,917,896)
Total Stockholders' Deficiency	$(249,436)	$(238,492)
	$436	$450

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS January 31, 2007 AND 2006 AND THE PERIOD

MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO January 31, 2007

UNAUDITED

	31 January 2007	31 January 2006	10 May -02 to 31 January 2007
REVENUES	$-	$-	$80,756
EXPENSES
Professional and consulting	-	-	3,480,782
Administrative	9,955	8,207	141,003
Depreciation	-	1,604	19,253
	$9,955	$9,811	3,993,038
NET LOSS FROM OPERATIONS OTHER	9,955	9,811	3,912,282
Interest	(987)	(490)	($6,978)
(Loss) in Investment - unrealized	-	-	($9,580)
NET LOSS	$(10,942)	$(10,301)	($3,928,840)
NET LOSS PER COMMON SHARE Basic and diluted	(0.00)	-
AVERAGE OUTSTANDING SHARES (stated in 1,000's)
Basic	28,930	13,682
Diluted		13,682

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006 AND THE PERIOD

MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JANUARY 31, 2007

UNAUDITED
			10-May-02
	31 Jan	31 Jan	to 31 Jan
	2007	2006	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(10,942)	$(10,301)	$(3,928,840)
Adjustments to reconcile net
loss to net cash provided by
operating activities	$-	$-
Depreciation	$-	$1,604	$19,253
Unrealized Loss in Investment	$-	$-	$9,580
Stock issued for services and	$-	$-	$-
expenses	$-	$-	$3,585,232
Changes in accounts receivables	$-	$-	$0
Changes in accounts payable	$10,928	$8,744	$243,545
Net Cash Provided (Used) in
Operations	$(14)	$47	$(71,231)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase office equipment	$-	$-	$(19,253)
Purchase available-for-sale
securities	$-	$-	$(10,000)
	$(14)	$47	$(29,253)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common
Common stock and stock
Subscriptions received	$-	$-	$100,500

Net Increase (Decrease) in Cash	$(14)	$47	$16
Cash at Beginning of Period	$30	$154
Cash at End of Period	$16	$201	$16

NON CASH FLOWS FROM OPERATIONS

Issuance of 580,000 shares common capital stock for
Services - founders stock - 2002			$1,000
Contributions to capital - expenses - 2002			$4,800
Issuance of 61,774 shares common capital stock -
Acquisition of Covenant - 2003	$-		$(137,456)
Issuance of 657,500 shares common capital stock for
Services and expenses			$720,050
Issuance of 46,000 shares common capital stock
For services - 2004			$230,000
Issuance of 45,000 shares common capital stock
For services - 2005	$-		$225,000
Issuance of 5,230,303 shares common capital stock
For services - 2006			$1,988,182

The accompanying notes are an integral part of these financial statements.

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JANUARY 31, 2007

UNAUDITED

			CAPITAL IN
	COMMON STOCK		EXCESS OF	ACCUMULATED
	SHARES	AMOUNT	PAR VALUE	DEFICIT
BALANCE MAY 10, 2002	-	$-	$-	$-
Issuance of common stock
to founders for services	580,000	$580	$420	$-

Services and office expenses
contributed by shareholder	-	$-	$4,800	$-

Net operating loss May 10,
2002 to October 31, 2002	-	$-	$-	$(4,856)

Issuance of common stock
for services and office
expenses
- January 2003	632,550	633	$631,917
- June 2003	25,000	25	$87,475

Issuance of common stock
for cash
at - 2003	15,000	15	$37,485
at- 2003	6,500	6	$32,494

Issuance of common stock
for acquisition of
Covenant Corporation
- June 25, 2003	61,774	$62	$(137,518)	$-

Net operating loss for
the year ended October 31, 2003	-	$-	$-	$(757,109)

Issuance of common stock
for cash
- April 2004	2,400	2	$11,998

Issuance of common stock
for services
at - April 2004	46,000	$46	$229,954

Net operating loss for
the year ended October 31, 2004	-	$-	$-	$(394,652)
BALANCE OCTOBER 31, 2004	1,369,224	1,369	899,025	(1,156,617)
Issuance of common stock for subscriptions
received in 2004 year	4,000	$4	$18,496
Shares cancelled re Covent Corp	(50,000)	$(50)	$50
Issuance of common stock
for services
at - January 2005	45,000	$45	$224,955

Net operating loss for
the year ended October 31, 2005				(363,993)
BALANCE OCTOBER 31, 2005	1,368,224	1,368	1,142,526	(1,520,610))

Adjustment for Reverse Spilt of common stock-
1 share for 10 - March 30, 2006	38

Issuance of common stock
for debt	19,831,000	19,831	175,498

Issuance of common stock
for services
at $.01 - 7 April, 2006	2,000,000	2,000	$18,000
at $1.26 - 5 May, 2006	100,000	100	$125,900
at $.60 - 12 June, 2006	3,030,303	3,030	$1,815,151
at $.24 - 22 June, 2006	100,000	100	$23,900
at $.35 - 10 August, 2006	400,000	400	$139,600
at $.10 - 26 August, 2006	2,000,000	2,000	$198,000
at $.14 - 7 September, 2006	50,303	50	$6,950
at $.10 - 10 September, 2006	50,000	50	$4,950

Net operating loss for
the year ended October 31, 2006				(2,397,285)
BALANCE OCTOBER 31, 2006	28,929,565	28,929	3,650,4755	(3,917,895))
Net operating loss for
the three months ended January 31, 2007				(10,942))
BALANCE JANUARY 31, 2007	28,929,565	28,929	3,365,4755	(3,928,840))

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007

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

On May 8, 2006 the Company entered into an exclusive worldwide sales and marketing agreement with iPackets International pursuant to which QuadTech agreed to market and sell iPackets' mine-safety technologies. However, on September 7, 2006 QuadTech announced that it had terminated the agreement with iPackets International, thereby relinquishing the licensing rights to iPackets' mine safety product. QuadTech's management determined that the agreement with iPackets simply was not creating value for the company's shareholders.

QuadTech, announced on the same day, September 7, 2006 that it had acquired a 100 percent ownership stake in MRID Technologies ("MTech"). This acquisition included the rights to MTech's patent-pending Multiple Range Identification ("MRID") asset tracking technology, which we consider to be the next generation in Radio Frequency Identification ("RFID") technology. As part of the agreement, MTech's management team is expected to join QuadTech to continue to oversee manufacturing, research and development, and systems installation and deployment, once the Company has raised sufficient finance to proceed with this venture

First developed in the early 1970's, RFID technology uses radio frequency waves to determine whether an object is or is not present. Consequently, current RFID systems do not allow users to pinpoint the location of tagged items.

MTech's MRID systems transmit multiple radio frequency codes, which offer the added functionality of determining direction and proximity of the tagged item or person in relation to the reader receiving its signal. As a result, an MRID receiver is designed to determine the location of a tagged item, making the new MRID systems invaluable in emergency situations or for organizations with large numbers of mobile assets to protect.

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007

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

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On January 31, 2007 the Company had a net operating loss carryover of approximately $4,879,240 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $1,046,000 from the loss carry forward has been fully offset by a valuation reverse because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

January 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 which resulted in the showing of a temporary loss on available-for-sale securities under the Stockholders' Deficiency. During the year ended October 31, 2006 there was a decrease in the value of the available -for-sale securities held by the Company, which was considered to be other than temporary and therefore the amount of the decrease was expensed.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. NOTE PAYABLE

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $14,834 is shown in the balance sheet.

4. RELATED PARTY TRANSACTIONS

Certain related parties periodically advance funds to us. These advances, which totaled approximately $78,843 at January 31, 2007 are unsecured, non-interest bearing and due on demand.

5. CAPITAL STOCK

No Stock was issued in the quarter ended January 31, 2007

6. STOCK BASED COMPENSATION

There are no options at present

7. CONTINUING AND CONTINGENT LIABILITIES

The Company may be liable as a guarantor on a legal action against a former subsidiary in an amount of $41,435 and is shown as part of the accounts payables, which represents management's estimate of the potential liability. Management believes the potential litigation would not result in any material loss.

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

January 31, 2007

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of January 31, 2007 and statements of operations for the three months ended January 31, 2007 and 2006included with this Form 10-QSB.

Overview

We are a development stage company. We have no revenues and an accumulated loss of approximately $3,928,807 from inception on May 10, 2002 through January 31, 2007. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

Liquidity and Capital Resources

At January 31, 2007, we have cash available of only $16 to fund future expenses. We have funded our development stage operations to date through the sale of our common stock and advances from shareholders. From inception on May 10, 2002 through January 31, 2007, we have raised approximately $100,500 through the sale of our common stock. Additionally, we have borrowed approximately $78,841 from our shareholders during this period.

The Company is continuing to accrue interest on a note payable in the amount of $47,265 as it does not have the funds needed to repay the note - refer to note 3 in the financial statements. Likewise, it has no immediate plans to repay the accrued rent in the amount of $41,435. With regard to its accounts payable with an outstanding balance in the amount of $82,843, the Company is seeking financing to enable it to repay this amount.

Our cash on hand resources as of January 31, 2007 are not sufficient to satisfy our operating needs. In order to maintain our current operations for the remainder of our fiscal year, , we expect we estimate that we will require an additional $500,000 in funding. We currently have no sources of financing identified, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we do not raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed indefinitely.

Plan of Operation

QuadTech announced on May 8, 2006 that it had entered into an exclusive worldwide sales and marketing agreement with iPackets International pursuant to which Quadtech was to market and sell iPackets' mine-safety technologies. However, on September 7, 2006 QuadTech announced that it had terminated the agreement with iPackets International, thereby relinquishing the licensing rights to iPackets' mine safety product. QuadTech's management determined that the agreement with iPackets simply was not creating value for the company's shareholders, and the management team felt it was time to consider other alternatives.

Also September 7, 2006, Quadtech signed a letter of intent to acquire a MRID Technologies ("MTech"). The proposed acquisition is subject to Quadtech obtaining funds necessary to complete the acquisition. The proposed acquisition would include the rights to MTech's patent-pending Multiple Range Identification ("MRID") asset tracking technology, the next generation in Radio Frequency Identification ("RFID").

Upon consummation of the proposed acquisition, MTech's management team is expected to work with QuadTech to continue to oversee manufacturing, research and development, and systems installation and deployment.

First developed in the early 1970's, RFID technology uses radio frequency waves to determine simply if an object is or is not present. Consequently, current RFID systems do not allow users to pinpoint the location of tagged items.

MTech's MRID systems are designed to transmit multiple radio frequency codes, which offer the added functionality of determining direction and proximity of the tagged item or person in relation to the reader receiving its signal. As a result, an MRID receiver is designed to accurately determine the location of a tagged item. The new MRID systems are designed for use in emergency situations or for organizations with large numbers of mobile assets to protect.

Potential applications and target markets for the MRID systems include the law enforcement, military, fire rescue, livestock, motion picture, sports, homeland security, and mining industries, as well as other first response operations.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $14,834 is shown in the balance sheet.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

 Item 5. Other Information.

None.

Item 6. Exhibits.

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

QuadTech International, Inc.

By:	/s/ John Meier
John Meier
President and Chief Executive Officer

/s/ J. Roland Vetter
By:	Roland Vetter
Chief Financial Officer