Form 10QSB
period 2007-03-31
QUADTECH INTERNATIONAL INC.
filed 2007-06-15
CIK 1061316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended January 31, 2007

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from May 10, 2002 to January 31, 2007

 Commission file number: 0-27795

QUADTECH INTERNATIONAL, INC.

(formerly Meier Worldwide Intermedia Inc.)

(Exact name of registrant as specified in charter)

NEVADA	52-2079421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300-1055 West Hastings St.

Vancouver BC V6E 2E9, Canada

(Address of principal executive offices)

(604) 871-9031

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

As of June 14, 2007, the issuer had 28,929,565 shares of common stock outstanding

Transitional Small Business Disclosure Format: YES ( ) NO (X)

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISES)

INDEX TO FORM 10-QSB

  PART 1. FINANCIAL INFORMATION

Page
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Balance Sheets as of April 30, 2007	5

Consolidated Statements of Operations for the six months ended April 30, 2007 and 2006, and the period May 10, 2002 (date of inception) to April 30, 2007	6

Consolidated Statements of Cash Flows for the six months ended April 30, 2007 and 2006, and the period May 10, 2002 (date of inception) to April 30, 2007	7

Statement of Changes in Stockholders Equity	8

Notes to Consolidated Financial Statements	9 - 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 15

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Securities Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19-21

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

FINANCIAL STATEMENTS

Madsen & Associates, CPA's Inc.

Certified Public Accountants and Business Consultants

684 East Vine Street #3

Murray, Utah 84107

Tel no:- 801-268-2632

Fax no: - 801-262-3978

REPORT ON REVIEW BY INDEPENDENT

CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors

Meier Worldwide Intermedia, Inc.

We have reviewed the balance sheet of the above company as of April 30, 2007 and the related statements of operations and cash flows for the periods then ended. These financial statements are the responsibility of the company's management.

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

"signed Madsen & Associates CPA's Inc"

__________________________

Madsen & Associates CPA's Inc.

Salt Lake City, Utah

June 14, 2007

FINANCIAL STATEMENTS

  The accompanying balance sheet of QuadTech International, Inc. and Subsidiary at April 30, 2007 and statement of operations for the three and six months ended April 30, 2007 and 2006, and the cash flows for the six months ended April 30, 2007 and 2006 have been prepared by the Company's management and they include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

June 14, 2007

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

( DEVELOPMENT STAGE COMPANY)

UNAUDITED

CONSOLIDATED BALANCE SHEET as at:
ASSETS CURRENT ASSETS	30 April 2007	31 Oct 2006
Cash	$37	$30
Total Current Assets	$37	$30

OTHER ASSETS Available-for-sale securities	$390	$420
	$427	$450
LIABILITIES AND STOCKHOLDERS' DEFICIENCY CURRENT LIABILITIES Note payable	$32,431	$32,431
Accrued interest payable	$15,838	$13,846
Accounts payable	$100,432	$82,408
Accrued rent payable	$41,435	$41,435
Accounts payable - related parties	$78,887	$68,822
Total Current Liabilities	$269,023	$238,942
STOCKHOLDERS' DEFICIENCY Common stock	$28,929	$28,929
200,000,000 shares authorized, at $0.001 par value; 28,929,565 shares issued and outstanding
Capital in excess of par value	$3,650,475	$3,650,475
Deficit accumulated during development stage	$(3,948,000)	$(3,917,896)
Total Stockholders' Deficiency	$(268,595)	$(238,492)
	$427	$450

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS APRIL 30, 2007 AND 2006 AND THE PERIOD

MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO APRIL 30, 2007

UNAUDITED

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006 AND THE PERIOD

MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO APRIL 30, 2007

UNAUDITED
					10-May-02
		30 Apr		30 Apr	to 30 Apr
		2007		2006	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss		$30,104)		$(38,081)	$(3,948,000)
Adjustments to reconcile net
loss to net cash provided by
operating activities		$-		$-
Depreciation		$-		$4,660	$19,253
Unrealized Loss in Investment		$30		$-	$9,610
Stock issued for services and		$-		$-	$-
expenses		$-		$20,000	$3,585,232
Changes in accounts receivables		$-		$-	$-
Changes in accounts payable		$20,015		$13,385	$183,808
Net Cash Provided (Used) in
Operations		$(10,059)		$(36)	$(150,097)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase office equipment		$-		$-	$(19,253)
Purchase available-for-sale
securities		$-		$-	$(10,000)
	$		$		$(29,253)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common
Common stock and stock		$-		$-	$100,500
Advances from related parties		$10,066			$78,887

Net Increase (Decrease) in Cash		$7		$(36)	$37
Cash at Beginning of Period		$30		$154
Cash at End of Period		$37		$118	$37

NON CASH FLOWS FROM OPERATIONS

Issuance of 580,000 shares common capital stock for
Services - founders stock - 2002					$1,000
Contributions to capital - expenses - 2002					$4,800
Issuance of 61,774 shares common capital stock -
Acquisition of Covenant - 2003		$-			$(137,456)
Issuance of 657,500 shares common capital stock for
Services and expenses					$720,050
Issuance of 46,000 shares common capital stock
For services - 2004					$230,000
Issuance of 45,000 shares common capital stock
For services - 2005		$-			$225,000
Issuance of 7,730,303 shares common capital stock
For services - 2006					$2,340,182

The accompanying notes are an integral part of these financial statements.

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO APRIL 30, 2007

UNAUDITED

			CAPITAL IN
	COMMON STOCK		EXCESS OF	ACCUMULATED
	SHARES	AMOUNT	PAR VALUE	DEFICIT
BALANCE MAY 10, 2002	-	$-	$-	$-
Issuance of common stock
to founders for services	580,000	$580	$420	$-

Services and office expenses
contributed by shareholder	-	$-	$4,800	$-

Net operating loss May 10,
2002 to October 31, 2002	-	$-	$-	$(4,856)

Issuance of common stock
for services and office
expenses
- January 2003	632,550	633	$631,917
- June 2003	25,000	25	$87,475

Issuance of common stock
for cash
at - 2003	15,000	15	$37,485
at- 2003	6,500	6	$32,494

Issuance of common stock
for acquisition of
Covenant Corporation
- June 25, 2003	61,774	$62	$(137,518)	$-

Net operating loss for
the year ended October 31, 2003	-	$-	$-	$(757,109)

Issuance of common stock
for cash
- April 2004	2,400	2	$11,998

Issuance of common stock
for services
at - April 2004	46,000	$46	$229,954

Net operating loss for
the year ended October 31, 2004	-	$-	$-	$(394,652)
BALANCE OCTOBER 31, 2004	1,369,224	1,369	899,025	(1,156,617)
Issuance of common stock for subscriptions
received in 2004 year	4,000	$4	$18,496
Shares cancelled re Covent Corp	(50,000)	$(50)	$50
Issuance of common stock
for services
at - January 2005	45,000	$45	$224,955

Net operating loss for
the year ended October 31, 2005				(363,993)
BALANCE OCTOBER 31, 2005	1,368,224	1,368	1,142,526	(1,520,610))

Adjustment for Reverse Spilt of common stock-
1 share for 10 - March 30, 2006	38

Issuance of common stock
for debt	19,831,000	19,831	175,498

Issuance of common stock
for services
at $.01 - 7 April, 2006	2,000,000	2,000	$18,000
at $1.26 - 5 May, 2006	100,000	100	$125,900
at $.60 - 12 June, 2006	3,030,303	3,030	$1,815,151
at $.24 - 22 June, 2006	100,000	100	$23,900
at $.35 - 10 August, 2006	400,000	400	$139,600
at $.10 - 26 August, 2006	2,000,000	2,000	$198,000
at $.14 - 7 September, 2006	50,303	50	$6,950
at $.10 - 10 September, 2006	50,000	50	$4,950

Net operating loss for
the year ended October 31, 2006				(2,397,286)
BALANCE OCTOBER 31, 2006	28,929,565	28,929	3,650,4755	(3,917,896))
Net operating loss for
the Six months ended April 30, 2007				(30,104))
BALANCE APRIL 301, 2007	28,929,565	28,929	3,365,4755	(3,948,000))

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007

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

On March 31, 2006 the Company changed the name of the company to QuadTech International, Inc. and its public trading symbol has changed to QTII. The Company also completed a one-for-ten reverse split of the Company's common stock. All shares from inception of the Company are shown post reverse split.

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

However, MTech's MRID systems transmit multiple radio frequency codes, which offer the added functionality of determining direction and proximity of the tagged item or person in relation to the reader receiving its signal. As a result, an MRID receiver is designed to determine the location of a tagged item, making the new MRID systems invaluable in emergency situations or for organizations with large numbers of mobile assets to protect.

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007

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

April 30, 2007

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

On April 30, 2007 the Company had a net operating loss carryover of approximately $4,917,528 loss for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $1,190,000 from the loss carry forward has been fully offset by a valuation reverse because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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

April 30, 2007

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

3. NOTE PAYABLE

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $15,838 is shown in the balance sheet.

4. RELATED PARTY TRANSACTIONS

Certain related parties periodically advance funds to us. These advances, which totaled approximately $78,887 at April 30, 2007 are unsecured, non-interest bearing and due on demand.

5. CAPITAL STOCK

No Stock was issued in the quarter ended April 30, 2007

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

April 30, 2007

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of April 30, 2007 and statements of operations for the six months ended April 30, 2007 and 2006included with this Form 10-QSB.

Overview

We are a development stage company. We have no revenues and an accumulated loss of approximately $3,948,000 from inception on May 10, 2002 through April 30, 2007. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

Liquidity and Capital Resources

At April 30, 2007, we have cash available of only $37 to fund future expenses. We have funded our development stage operations to date through the sale of our common stock and advances from shareholders. From inception on May 10, 2002 through April 30, 2007, we have raised approximately $100,500 through the sale of our common stock. Additionally, we have borrowed approximately $78,887 from our shareholders during this period.

The Company is continuing to accrue the interest on the note payable as it is not in a position to repay this note. Likewise, it has no immediate plans to repay the accrued rent. With regards to the accounts payable the company is looking a alternative finance to allow it to repay the accounts payable.

Our cash on hand resources as of April 30, 2007 are not sufficient to satisfy our operating needs. In order to maintain our current operations for the remainder of our fiscal year, , we expect we estimate that we will require an additional $500,000 in funding. We currently have no sources of financing identified, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we do not raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed indefinitely.

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

Also QuadTech, announced on the same day, September 7, 2006 that it had signed a letter of intent to acquired a 100 percent ownership stake in MRID Technologies ("MTech"). On QuadTech has raised sufficient funds it will enter into a definitive agrrement. This acquisition includes the rights to MTech's patent-pending Multiple Range Identification ("MRID") asset tracking technology, the next generation in Radio Frequency Identification ("RFID").

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $15,838 is shown in the balance sheet.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Formation of Technical Advisory Board:

None

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

QuadTech International, Inc.

By:	"Signed J Meier"
John Meier
President and Chief Executive Officer

"Signed JR Vetter"
By:	Roland Vetter
Chief Financial Officer