Form 10QSB
period 2007-07-31
QUADTECH INTERNATIONAL INC.
filed 2007-09-12
CIK 1061316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended July 31, 2007

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from May 10, 2002 to July 31, 2007
 Commission file number: 0-27795

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

As of September 5, 2007, the issuer had 28,929,565 shares of common stock outstanding

Transitional Small Business Disclosure Format: YES ( ) NO (X)

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISES)
INDEX TO FORM 10-QSB

  PART 1. FINANCIAL INFORMATION

Page
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Balance Sheets as of July 31, 2007	5

Consolidated Statements of Operations for the nine months ended July 31, 2007 and 2006, and the period May 10, 2002 (date of inception) to July 31, 2007	6

Consolidated Statements of Cash Flows for the nine months ended July 31, 2007 and 2006, and the period May 10, 2002 (date of inception) to July 31, 2007	7

Statement of Changes in Stockholders Equity	8

Notes to Consolidated Financial Statements	9 - 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 15

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Securities Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19-21

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

FINANCIAL STATEMENTS
Madsen & Associates, CPA's Inc.
Certified Public Accountants and Business Consultants
684 East Vine Street #3
Murray, Utah 84107
Tel no:- 801-268-2632
Fax no: - 801-262-3978

REPORT ON REVIEW BY INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Meier Worldwide Intermedia, Inc.

We have reviewed the balance sheet of the above company as of July 31, 2007 and the related statements of operations and cash flows for the periods then ended. These financial statements are the responsibility of the company's management.

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

__________________________
Madsen & Associates CPA's Inc.

Salt Lake City, Utah
Septemer 11, 2007

FINANCIAL STATEMENTS

  The accompanying balance sheet of QuadTech International, Inc. and Subsidiary at July 31, 2007 and statement of operations for the three and nine months ended July 31, 2007 and 2006, and the cash flows for the nine months ended July 31, 2007 and 2006 have been prepared by the Company's management and they include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

September 11, 2007

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
( DEVELOPMENT STAGE COMPANY)
UNAUDITED

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS JULY 31, 2007 AND 2006 AND THE PERIOD
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JULY 31, 2007
UNAUDITED

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006 AND THE PERIOD
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JULY 31, 2007
UNAUDITED

31 July 2007	31 Jul 2006	10-May-02 to 31 Jul 2007
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (30,316)	$ (2,006,252)	$ (3,948,211)
Adjustments to reconcile net loss to net cash provided by operating activities	$ -	$ -	
Depreciation	$ -	$ 4,660	$ 19,253
Unrealized Loss in Investment	$ 30	$ 840	$ 9,610
Stock issued for services and	$ -	$ -	$ -
expenses	$ -	$ 1,988,182	$ 3,585,232
Changes in accounts receivables	$ -	$ -	$ -
Changes in accounts payable	$ 20,212	$ 12,501	$ 184,004
Net Cash Provided (Used) in Operations	$ (10,074)	$ (66)	$ (150,113)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase office equipment	$ -	$ -	$ (19,253)
Purchase available-for-sale securities	$ -	$ -	$ (10,000)
	$	$	$ (29,253)
CASH FLOWS FROM FINANCING ACTIVITIES			
Proceeds from issuance of common			
Common stock and stock	$ -	$ -	$ 100,500
Advances from related parties	$ 10,066		$ 78,887
Net Increase (Decrease) in Cash	$ (15)	$ (69)	$ 22
Cash at Beginning of Period	$ 37	$ 154	
Cash at End of Period	$ 22	$ 85	$ 22

The accompanying notes are an integral part of these financial statements.

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO JULY 31, 2007
UNAUDITED

COMMON STOCK		CAPITAL IN EXCESS OF PAR	ACCUMULATED
	SHARES	AMOUNT	VALUE	DEFICIT
BALANCE MAY 10, 2002	- $	-	$ - $	-
Issuance of common stock				
to founders for services	580,000 $	580	$ 420 $	-
Services and office expenses				
contributed by shareholder	- $	-	$ 4,800 $	-
Net operating loss May 10,				
2002 to October 31, 2002	- $	-	$ - $	(4,856)
Issuance of common stock				
for services and office				
expenses				
- January 2003	632,550	633	$ 631,917	
- June 2003	25,000	25	$ 87,475	
Issuance of common stock				
for cash				
at - 2003	15,000	15	$ 37,485	
at- 2003	6,500	6	$ 32,494	
Issuance of common stock				
for acquisition of				
Covenant Corporation				
- June 25, 2003	61,774 $	62	$ (137,518)$	-
Net operating loss for				
the year ended October 31, 2003	- $	-	$ - $	(757,109)
Issuance of common stock				
for cash				
- April 2004	2,400	2	$ 11,998

Issuance of common stock				
for services				
at - April 2004	46,000	$ 46	$ 229,954	
Net operating loss for				
the year ended October 31, 2004	-	$ -	$ -	$ (394,652
BALANCE OCTOBER 31, 2004	1,369,224	1,369	899,025	(1,156,617
Issuance of common stock for subscriptions				
received in 2004 year	4,000	$ 4	$ 18,496	
Shares cancelled re Covent Corp	(50,000)	$ (50)	$ 50	
Issuance of common stock				
for services				
at - January 2005	45,000	$ 45	$ 224,955	
Net operating loss for				
the year ended October 31, 2005				(363,993
BALANCE OCTOBER 31, 2005	1,368,224	1,368	1,142,526	(1,520,610)
Adjustment for Reverse Spilt of common stock-				
1 share for 10 - March 30, 2006	38			
Issuance of common stock				
for debt	19,831,000	19,831	175,498	
Issuance of common stock				
for services				
at $.01 - 7 April, 2006	2,000,000	2,000	$ 18,000	
at $1.26 - 5 May, 2006	100,000	100	$ 125,900	
at $.60 - 12 June, 2006	3,030,303	3,030	$1,815,151	
at $.24 - 22 June, 2006	100,000	100	$ 23,900	
at $.35 - 10 August, 2006	400,000	400	$ 139,600	
at $.10 – 26 August, 2006	2,000,000	2,000	$ 198,000	
at $.14 - 7 September, 2006	50,303	50	$ 6,950	
at $.10 - 10 September, 2006	50,000	50	$ 4,950	
Net operating loss for				
the year ended October 31, 2006				(2,397,288
BALANCE OCTOBER 31, 2006	28,929,565	28,929	3,650,475	(3,917,898)
Net operating loss for				
the Nine months ended July 31, 2007				(30,313)
BALANCE JULY 31, 2007	28,929,565	28,929	3,365,475	(3,948,211)

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007

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

QuadTech, announced on September 7, 2006 that it had acquired a 100 percent ownership stake in MRID Technologies ("MTech"). This acquisition included the rights to MTech's patent-pending Multiple Range Identification ("MRID") asset tracking technology, which we consider to be the next generation in Radio Frequency Identification ("RFID") technology. As part of the agreement, MTech's management team is expected to join QuadTech to continue to oversee manufacturing, research and development, and systems installation and deployment, once the Company has raised sufficient finance to proceed with this venture

First developed in the early 1970's, RFID technology uses radio frequency waves to determine whether an object is or is not present. Consequently, current RFID systems do not allow users to pinpoint the location of tagged items.

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
July 31, 2007

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
July 31, 2007

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

On July 31, 2007 the Company had a net operating loss carryover of approximately $4,917,740 loss for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately $1,190,000 from the loss carry forward has been fully offset by a valuation reverse because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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
July 31, 2007

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

3. NOTE PAYABLE

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $16,885 is shown in the balance sheet.

4. RELATED PARTY TRANSACTIONS

Certain related parties periodically advance funds to us. These advances, which totaled $78,887 at July 31, 2007 are unsecured, non-interest bearing and due on demand.

5. CAPITAL STOCK

No Stock was issued in the quarter ended July 31, 2007

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
July 31, 2007

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the balance sheet as of July 31, 2007 and statements of operations for the nine months ended July 31, 2007 and 2006included with this Form 10-QSB.

Overview

We are a development stage company. We have no revenues and an accumulated loss of approximately $3,948,211 from inception on May 10, 2002 through July 31, 2007. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

Liquidity and Capital Resources

At July 31, 2007, we have cash available of only $22 to fund future expenses. We have funded our development stage operations to date through the sale of our common stock and advances from shareholders. From inception on May 10, 2002 through July 31, 2007, we have raised $100,500 through the sale of our common stock. Additionally, we have borrowed $78,887 from our shareholders during this period.

The Company is continuing to accrue the interest on the note payable as it is not in a position to repay this note. Likewise, it has no immediate plans to repay the accrued rent. With regards to the accounts payable the company is looking a alternative finance to allow it to repay the accounts payable.

Our cash on hand resources as of July 31, 2007 are not sufficient to satisfy our operating needs. In order to maintain our current operations for the remainder of our fiscal year, , we expect we estimate that we will require an additional $500,000 in funding. We currently have no sources of financing identified, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we do not raise or generate these funds, the implementation of our short-term and long-term business plan will be delayed indefinitely.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $16,885 is shown in the balance sheet.

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

QuadTech International, Inc.
"signed J Meier"
By:
John Meier
President and Chief Executive Officer

"signed J R Vetter"
By:	Roland Vetter
Chief Financial Officer