Form 10KSB
period 2007-10-31
QUADTECH INTERNATIONAL INC.
filed 2008-02-12
CIK 1061316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007
Commission File No. 000-27795

QUADTECH INTERNATIONAL, INC.

(Formerly: MEIER WORLDWIDE INTERMEDIA INC.)
(Exact name of registrant as specified in its charter)
Nevada	52-2079421
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

189 Talisman Avenue.

Vancouver BC V5Y2L6, Canada

(Address of principal executive office) (Zip Code)

Registrant's telephone number: (604) 871-9031

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for issuer's most recent fiscal year: -0-

Number of shares of the issuer's common stock $0.00001 par value outstanding as of February 12, 2007: 28,929,565.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes__ No_X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 9, 2007, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $433,944.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART I

 FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this annual report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "plan," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. You should read statements that contain these words carefully because they:

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

Competition

The Company's nearest competitor in the Multiple Range Identification ("MRID") asset tracking technology marketplace is iPackets International, Inc.

Employees and Consultants

The Company's sole employee is John Meier, its President and Chief Executive Officer. The Company's Chief Financial Officer, Roland Vetter, is a consultant to the Company.

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

Investors must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

*    Our ability to generate sufficient cash flow or raise the necessary capital to operate for the next twelve months or there after;

*    Advertising and marketing costs that may exceed our current estimates;

*    Unanticipated development expenses;

*    Our ability to generate sufficient revenue to offset the substantial cost of operating our business.

Because significant up-front expenses, including advertising, sales, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast on.

We require additional financing.

The report of our independent certified public accountant for our October 31, 2007 fiscal year raises substantial doubt as to our ability to continue as a going concern due to the fact that we are dependent upon financing to continue operations, have suffered recurring losses from operations and have total liabilities that exceed total assets. Given its limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Furthermore, the issuance by us of any additional securities in connection with financing activities undertaken could dilute the ownership of existing shareholders and may reduce the price of our common stock.

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

The Public Market for Our Common Stock is Volatile and Limited.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the ticker symbol QTII. As of February 4, 2007, there were approximately 28,929,565 shares of our common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory action, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

Because we are subject to the "penny stock" rules, you may have difficulty in selling our common stock.

As long as our stock price is less than $5.00 per share, our stock is subject to the SEC's penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

*    Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

*    Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

*    "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

*    Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

*    The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Quarter ended
	HIGH	LOW
10/31/2004	$2.30	$0.55
1/31/2005	$10.70	$0.90
7/31/2005	$1.00	$0.25
10/31/2005	$0.60	$0.20
1/31/2006	$1.00	$0.12
4/30/2006	$1.05	$0.17
7/31/2006	$1.35	$0.12
10/31/2006	$0.36	$0.04
1/31/2007	$0.10	$0.04
4/30/2007	$0.06	$0.02
7/31/2007	$0.01	$0.01
10/31/2007	$0.01	$0.01

Holders

There are approximately 160 holders of our common stock.

Dividends

There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Recent Sales of Unregistered Securities

None.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

We are a development stage company. We had minimal revenues and an accumulated loss of approximately $ 4,236,521 from inception on May 10, 2002 through to October 21, 2007. Our losses result primarily from the issuance of common stock to various individuals and companies for assisting us with the development of our products, marketing and general business strategy.

At October 31, 2007 we have $6 cash on hand, as compared to cash on hand of $30 as of October 31, 2006. The Company has borrowed $382,137 from shareholders to help fund our development stage operations. The Company requires $50,000 to continue its operations at current levels for a further twelve months. We currently do not have an identified source of finance. If we do not raise or generate additional funds, the implementation of both our short and long term business plan will be delayed indefinitely..

As of October 31, 2007, we had assets of approximately $396 (2005: $450) and liabilities of approximately $ 557,513, as compared liabilities of $ 238,942 as of October 31, 2006. Our liabilities as of October 31, 2007 include an interest bearing note with an outstanding balance of $50,355. The remaining liabilities consist of non interest bearing debt that is payable on demand. Management anticipates settling substantially all current outstanding debt with existing creditors by issuing shares for cancellation of the debt.

Results of Operations

Year Ended October 31, 2007 Compared To Year Ended October 31, 2006

The Company is a development stage company The results in the statement of operations reflect only the development expenses from the date of inception to October 31, 2007.

We have not developed or marketed any products, does not have any customers, and has not generated any revenue from operations to date.

Expenses

From the date of the inception (refer to Note 1 of the annual financial statements included herein) to October 31, 2007, the Company has incurred a net loss of $4,236,521 including $9,031 in interest expenses in connection with the outstanding interest bearing note. This is summarized as follows:
REVENUES	$ 80,756

EXPENSES
Professional and consulting	$ 4,132782
Administrative	$ 146,601
Depreciation	$ 19,253
$ 4,298,637
NET (LOSS) FROM OPERATIONS	$ (4,217,881)
OTHER
Interest	$ (9,031)
(Loss) on Investment- Unrealized	$ (9,610)

NET LOSS	$ (4,236,521)

General and Administrative Expenses

For the year ended October 31, 2007
Accounting & Auditing	$ 3,840
Bank Charges/Forex	$ 1,111
Office Rental	$ 10,605
$ 15,556

Other Income and Expenses

None

Subsequent Events

None

Liquidity and Capital Resources

We have historically had more expenses than income in each year of operations. The accumulated deficit from inception to October 31, 2007 is $4,236,521 (October 31, 2006 is $3,917,897) The Company has been able to maintain a positive cash position solely through financing activities and borrowing.

Critical Accounting Policies and Estimates

Our discussion and analysis of the Company's financial condition and results of operations is based on the Company's financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are the most important to the portrayal of the Company's financial condition and results of operations. These policies may require us to make difficult, subjective, or complex judgments, commonly about the effects of matters that are inherently uncertain.

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

Stock-Based Compensation

SFAS No. 12R3, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123R, the Company accounts for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and relate interpretations.

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

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm                                 F-1

Consolidated Balance Sheet                                                                               F-2

Consolidated Statement of Operations                                                                F-3

Consolidated Statement of Cash Flows                                                                F-4

Statement of Changes in Stockholders' Equity                                                     F-5

Notes to Consolidated Financial Statements                                                        F-6

MADSEN & ASSOCIATES, CPA's Inc.                                                                                                                                                                                     684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants                                                                                                                                                          Murray, Utah 84107

                                                                                                                                                                                                                                                                    Telephone 801 268-2632

                                                                                                                                                                                                                                                                    Fax 801-262-3978

Board of Directors

Quadtech International, Inc. and Subsidiary

Vancouver, B.C. , Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Quadtech International, Inc. and Subsidiary a development stage company at October 31, 2007 and the related statements of operations, stockholders' deficit , and cash flows for the years ended October 31, 2007 and 2006 and the period May 10, 2002 (date of inception of subsidiary) to October 31, 2007 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quadtech International, Inc. and Subsidiary at October 31, 2007 and the related statements of operations, and cash flows for the years ended October 31, 2007 and 2006 and the period May 10, 2002 to October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah

February 12, 2008 s/Madsen & Associates, CPA's Inc.

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

( DEVELOPMENT STAGE COMPANY)
UNAUDITED

CONSOLIDATED BALANCE SHEET
as at:		31 October 2007	31 Oct 2006

ASSETS
CURRENT ASSETS

Cash		$ 6	$ 30

Total Current Assets		$ 6	$ 30

EQUIPMENT		$ 0	$ 0
- net of accumulated depreciation
OTHER ASSETS
Available-for-sale securities		$ 390	420
		$ 396	$ 450

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Note payable		$ 32,431	$ 32,431
Accrued interest payable		$ 17,924	$ 13,846
Accounts payable		$ 83,587	$ 82,408
Accrued rent payable		$ 41,435	$ 41,435
Accounts payable - related parties		$ 382,137	$ 68,822
Total Current Liabilities		$ 557,513	$ 238,942

STOCKHOLDERS' DEFICIENCY
Common stock
200,000,000 shares authorized, at $0.001 par value;
28,929,565	shares issued and outstanding	$ 28,929	$ 28,929
Capital in excess of par value		$ 3,650,474	$ 3,650,475
Deficit accumulated during development stage		$ (4,236,521)	$ (3,917,896)
Total Stockholders' Deficiency		$ (557,117)	$ (238,492)
		$ 396	$ 450

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTHS OCTOBER 31, 2007 AND 2006 YEAR ENDS
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO OCTOBER 31, 2007
UNAUDITED
		Twelve Months	10-May-02
	31 Oct	31 Oct	to 31 Oct
	2007	2006	2007

REVENUES	$ -	$ -	$ 80,756

EXPENSES
Professional and consulting	$ 300,000	$ 2,340,181	$ 4,132,782
Administrative /(Written Back)	$ 15,556	$ 48,004	$ 146,601
Depreciation	$ -	$ 4,660	$ 19,253
	$ 315,556	$ 2,392,844	$ 4,298,637
NET (LOSS) FROM OPERATIONS	$ (315,556)	$(2,392,844)	$ (4,217,881)
OTHER
Interest	$ (3,039)	$ (3,092)	$ (9,031)
(Loss) on Investment- Unrealized	$ (30)	$ (1,350)	$ (9,610)

NET LOSS	$ (318,625)	$(2,397,287)	$ (4,236,521)

NET LOSS PER COMMON SHARE

Basic and diluted	(0.010)	(0.16)

AVERAGE OUTSTANDING SHARES (STATED IN THOUSANDS)
Basic	28,930	28,930

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS OCTOBER 31, 2007 AND 2006 YEAR ENDS
MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO OCTOBER 31, 2007
UNAUDITED
10-May-02
		31 Oct	31 Oct	to 31 Oct
		2007	2006	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss		$ (318,625)	$ (2,397,288)	$ (4,236,521)
Adjustments to reconcile net
loss to net cash provided by
operating activities		$ -	$ -
Depreciation		$ -	$ 4,660	$ 19,253
Unrealized (Profit)/Loss in Investment		$ 30	$ 1,350	$ 9,610
Stock issued for services and		$ -	$ -	$ -
capital expenses		$ 300,000	$ 2,340,181	$ 3,585,232
Changes in accounts receivables		$ -	$ -	$ -
Changes in accounts payable		$ 20,212	$ 50,973	$ 184,004
Net Cash Provided (Used) in
Operations		$ 1,617	$ (124)	$ (438,422)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase office equipment		$ -	$ -	$ (19,253)
Purchase available-for-sale
securities		$ -	$ -	$ (10,000)
		$ -	$ -	$ (29,253)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common
Common stock and stock
Subscriptions received		$ -	$ -	$ 100,500
Advances from related parties		$ 10,066		$ 78,888
Net Increase (Decrease) in Cash		$ 11,683	$ (124)	$ (288,287)
Cash at Beginning of Period		$ 30	$ 154	$ -
Cash at End of Period		$ 6	$ 30	$ 6
		$ 11,707	$ -	$ (288,293)
NON CASH FLOWS FROM OPERATIONS

Issuance of 580,000 shares common capital stock for
Services - founders stock - 2002				$ 1,000
Contributions to capital - expenses - 2002				$ 4,800
Issuance of 61,774 shares common capital stock -
Acquisition of Covenant - 2003				$ (137,456)
Issuance of 657,500 shares common capital stock for
Services and expenses				$ 720,050
Issuance of 46,000 shares common capital stock
For services - 2004				$ 230,000
Issuance of 45,000 shares common capital stock
For services - 2005				$ 225,000
Issuance of	7,730,303	shares common capital stock
For services - 2006				$ 2,340,182

The accompanying notes are an integral part of these financial statements.

QUADTECH INTERNATIONAL INC. AND SUBSIDIARY

(DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD MAY 10, 2002 (DATE OF INCEPTION OF SUBSIDIARY) TO October 30, 2007
UNAUDITED
	CAPITAL IN
	COMMON STOCK			EXCESS OF		ACCUMULATED
	SHARES AMOUNT			PAR VALUE		DEFICIT
BALANCE MAY 10, 2002	-	$ -		$ -		$ -
Issuance of common stock
to founders for services	580,000	$ 580		$ 420		$ -

Services and office expenses
contributed by shareholder	-	$ -		$ 4,800		$ -

Net operating loss May 10,
2002 to October 31, 2002	-	$ -		$ -		$ (4,856)

Issuance of common stock
for services and office
expenses
- January 2003	632,550	633		$ 631,917
- June 2003	25,000	25		$ 87,475

Issuance of common stock
for cash
at - 2003	15,000	15		$ 37,485
at- 2003	6,500	6		$ 32,494

Issuance of common stock
for acquisition of
Covenant Corporation
- June 25, 2003	61,774	$ 62		$ (137,518)		$ -

Net operating loss for
the year ended October 31, 2003	-	$ -		$ -		$ (757,109)

Issuance of common stock
for cash
- April 2004	2,400	2		$ 11,998

Issuance of common stock
for services
at - April 2004	46,000	$ 46		$ 229,954

Net operating loss for
the year ended October 31, 2004	-	$ -		$ -		$ (394,652)
BALANCE OCTOBER 31, 2004	1,369,224	1,369		899,025		(1,156,617)
Issuance of common stock for subscriptions
received in 2004 year	4,000	$ 4		$ 18,496
Shares cancelled re Covent Corp	(50,000)	$ (50)		$ 50
Issuance of common stock
for services
at - January 2005	45,000	$ 45		$ 224,955

Net operating loss for
the year ended October 31, 2005						(363,993)
BALANCE OCTOBER 31, 2005	1,368,224	1,368		1,142,526		(1,520,610)

Adjustment for Reverse Slipt of common stock-
1 share for 10 - March 30, 2006	38

Issuance of common stock
for debt	19,831,000	19,831		175,498

Issuance of common stock
for services
at $.01 - 7 April, 2006	2,000,000	2,000		$ 18,000
at $1.26 - 5 May, 2006	100,000	100		$ 125,900
at $.60 - 12 June, 2006	3,030,303	3,030		$ 1,815,151
at $.24 - 22 June, 2006	100,000	100		$ 23,900
at $.35 - 10 August, 2006	400,000	400		$ 139,600
at $.10 - 26 August, 2006	2,000,000	2,000		$ 198,000
at $.14 - 7 September, 2006	50,000	50		$ 6,950
at $10 - 10 September, 2006	50,000	50		$ 4,950

Net operating loss for the year						(2,397,286)
BALANCE OCTOBER 31, 2006	28,929,565	28,929	#	3,650,475	#	(3,917,896)
Net operating loss for the year
ended October 31, 2007						(318,625)
	28,929,565	28,929		3,650,475		(4,236,521)

The accompanying notes are an integral part of these financial statements

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(formerly MEIER WORLDWIDE INTERMEDIA, INC.)

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

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

October 31, 2007

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

October 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On October 31, 2007 the Company had a net operating loss carryover of approximately $5,176,911 for income tax purposes, which includes approximately $950,000 of loss carry forwards prior to the reverse acquisition described above. The tax benefit of approximately$1,250,000 from the loss carry forward has been fully offset by a valuation reverse because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 which resulted in the showing of a temporary loss on available-for-sale securities under the Stockholders' Deficiency. During the year ended October 30, 2007 there was a decrease in the value of the available -for-sale securities held by the Company, which was considered to be other than temporary and therefore the amount of the decrease was expensed.

QUADTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(formerly MEIER WORLDWIDE INTERMEDIA, INC.)

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

October 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company applied SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. However, as these options have lapsed it is not affected by SFAS No.123R

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. NOTE PAYABLE

On August 15, 1997 the Company received a loan from a non-related party in the amount of $32,431. A legal action was started for collection of the amount due by the Company and a consent judgment was given by the Company agreeing to monthly payments of $672.26 including interest at 1% above the HSBC Canada Bank prime rate with payments starting October 1, 1999. No payments have been made and the note is in default, however, there has been no further legal action started by the note holder. The note of $32,431 and its accrued interest of $17,924 ($13,846 as at October 31, 2006) is shown in the balance sheet.

4. RELATED PARTY TRANSACTIONS

Related parties, being directors & officers, held a of total of 3,545,350 shares (12.25%)

Officers and directors periodically advance funds to the Company. These advances, which totaled $382,137 at October 31, 2007 (October 31, 2006 of $68,822) are unsecured, non-interest bearing and due on demand.

No Shares /(October 31, 2006: 3,100,000) shares were issued to directors and officers for consulting fees during the year ended October 31, 2007.

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

October 31, 2007

5. CAPITAL STOCK (Continued)

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

The following table sets forth certain information about the Executive Officers and Directors of the Company, as well as certain members of its senior management:

Name	Position	Date Elected
Directors:
John Meier	President, Chairman of the Board and Director	Joined March 31, 2006
Harry Evans	Director	Joined May 10, 2002
Executive Officers/ Senior Management
J Roland Vetter	Chief Financial Officer	Joined March 1, 2006

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. To our knowledge, the following Forms 3 and 4 required to be filed during the fiscal year ended October 31, 2006 have not been filed timely:

*    Form 3, Roland Vetter, CFO, filed on October 10, 2006

*    Form 4, John Meier

Item 10. Executive Compensation

The following table sets forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending October 31, 2007, 2006 and 2005 exceeded $100,000:

Summary Compensation Table

                                                        Annual                  Long-term
                                                     Compensation          Compensation
                                                ----------------------- --------------------------
                                                                           Awards       Payouts
                                                                           -------------- -----------
                                                                           Securities
                                                                           Underlying         LTIP         All Other
                                        Fiscal    Salary       Bonus       Options/           Payouts     Compensation
Name and Principal Position
                                        Year      ($,000)   ($,000)        SARs (#)           ($,000)        ($,000)
------------------------------------- --------- ------------ ---------- -------------- ----------- -----------------------
John Meier  (1)                        2007        240 (2)   --              --                  --                 --
President & CEO                        2006      1,818 (3)   --              --                   --                 --
                                       2005        --        --              --                   --                 --

James Meier (4)                        2007        --        --              --                    --                 --
Former President                    2006        --        --              --                    --                 --
And Chairman                         2005        --        --              --                    --                 --

(1) John Meier was appointed as director and President in March, 2006.

(2) Represents annual consulting fees accrued for 2007 year.

(3) Represents 3,000,000 shares of common stock which had a market value at date of issue of $1,818,181.

(4) James Meier resigned as director and president in March, 2006.

Options Grants in Last Fiscal Year

None.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

There are no options outstanding at present.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information relating to the ownership of our common stock as of October 31, 2007 by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of October 31, 2007.

	Shares of	Percent of
Name	Common Stock	Ownership (1)
Iloria Corporation Ltd	9,360,400	32.36
John Meier	3,150,000	10.89
Meier Entertainment Group Inc. (2)	270,350	*
J Roland Vetter	100,000	*
Harry Evans	25,000	*
All officers and directors as a group (3 individuals)	3,275,000	11%

* less than one percent

(1) Based on 28,929,565 shares issued and outstanding as of February 12, 2008.

(2) James Meier is the owner of Meier Entertainment Group Inc.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain related parties periodically advance funds to us. These advances, or accrued in lieu of consulting services which totaled approximately $382,137 at October 31, 2007 are unsecured, non-interest bearing and due on demand.

Nil (October 31, 2006:3,100,000) shares were issued to directors and officers in lieu of consulting fees during the year ended October 31, 2007.

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

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended October 31, 2007 and 2006, the aggregate fees payable to Madsen & Associates for professional services rendered for the audit of the annual financial statements, review of quarterly financial statements and services normally provided in connection with statutory and regulatory filings or engagements were approximately $3,840 and $20,175, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2007

QuadTech International, Inc.	QuadTech International, Inc.
/s/ John Meier	/s/ J. Roland Vetter
By: /s/ John Meier	By: /s/ Roland Vetter
President and Chief Executive Officer	Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, John Meier, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of QuadTech International, Inc. for the year ended October 31, 2007;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

February 12, 2007

/s/ John Meier ------------------------------------- John Meier President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Roland Vetter, certify that:

1. I have reviewed this annual report on Form 10-KSB of QuadTech International, Inc. for the year ended October 31, 2007;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

February 12, 2007

/s/ J. Roland Vetter ----------------------- J. Roland Vetter Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of QuadTech International, Inc. (the "Company") on Form 10-KSB for the year ended October 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Meier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to QuadTech International, Inc. and will be retained by QuadTech International,, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

February 12, 2007 /s/ / John Meier ------------------------------------- John Meier President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of QuadTech International, Inc. (the "Company") on Form 10-KSB for the year ended October 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roland Vetter, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to QuadTech International,, Inc. and will be retained by QuadTech International,, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

February 12, 2007 /s/ J. Roland Vetter --------------------------- J. Roland Vetter Chief Financial Officer